Form 10QSB
period 1998-03-31
PATHWAYS GROUP INC
filed 1998-05-14
CIK 1039759

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

/ /      Transition report pursuant to Section 13 or 15(d) of the Exchange Act



For the transition period from _______ to ________

Commission file number   000-24119
                       -------------------------------------------------------


                            THE PATHWAYS GROUP, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                       91-1617556
--------------------------------                      ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                 14201 N.E. 200th Street, Woodinville, WA 98072
------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (425) 483-3411
------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No    X
     -----        -----


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes  ______  No  ______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1998:
12,904,487 shares of Common Stock, par value $0.01 per share.


     Transitional Small Business Disclosure Format (check one):

Yes         No   X
     -----     -----

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                  The financial statements for the Company's fiscal quarter ended March 31, 1998 are attached to this Report, commencing at page F-1.


Item 2.  Management's Discussion and Analysis or Plan of Operation

                  Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission. These risks and uncertainties include the rate of market development and acceptance of smart card technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

General

                  The Pathways Group, Inc. and its subsidiaries ("Pathways" or the "Company") designs, markets and services custom smart card applications. The Company develops unique solutions for creating and processing data and ensuring secure electronic transactions by utilizing proprietary hardware and application software systems. Pathways' technology establishes electronic commerce in closed system environments. A key element of the Company's business plan is the processing of transactions associated with its current and prospective smart card installations. The Company also manufactures and markets automated ticketing kiosks that the Company anticipates will be integrated with its smart card applications.

                  The Company was organized in 1993 as a Washington corporation whose operations are the successor to Pathways International, Ltd., which was incorporated in Washington in June 1988. In May 1997 the Company reincorporated in Delaware. The Company's executive offices are located at 14201 NE 200th Street, Woodinville, Washington 98072 and its telephone number is (425) 483-3411. A primary processing center opened in September 1997, located at 1221 North Dutton Avenue, Santa Rosa, California 95404, and its telephone number is
(707) 546-3010.

                  The Company offered its common stock to the public in July 1997 pursuant to Regulation A of the Securities Act of 1993 ("Securities Act"). The Company offered 833,333 shares of common stock of the Company, par value $.01 per share, for a purchase price of $6.00 per share. The offering commenced on July 15, 1997, and terminated on July 21, 1997. All shares offered were sold, providing $5,000,000 in gross proceeds to the Company. The Company currently has 12,904,487 shares outstanding.

Results of Operations

                  Revenues. The Company has generated limited revenues from operations to date as it has continued to develop and market its smart card systems. Revenues generated in the three months ended March 31, 1998 and 1997 relate to credit card processing fees from its unattended ticketing kiosks installed in several ski area and amusement park venues and, in 1997, sales of smart cards and affinity cards.

Revenues decreased $12,718 for the three months ended March 31, 1998, as compared to the corresponding period in 1997 due to a decrease in sales of smart and affinity cards in 1997, and lower credit card transaction fees in 1998 vs. 1997. Credit card transaction fees were lower for 1998 as compared to 1997 due to a decrease in the number of kiosks in operation as a result of the Company's concentration on its smart card systems marketing efforts.

                  The Company's business model is based upon the Company's contracting large membership based businesses to be a turnkey provider of smart card based systems. The Company anticipates licensing its software for use by its clients and entering into agreements whereby the Company will perform all backroom processing of the transactions that occur over the system in addition to selling smart cards and smart card readers programmed by the Company. The Company expects to receive transaction processing fees for its backroom processing services. The Company anticipates that revenue generation from contracts will be dominated initially by the sales of smart card terminals and readers and smart cards in order to develop an appropriate concentration of merchants and smart card users in a market area. After this initial phase, the sales mix for a contract is expected to consist of a relatively high concentration of transaction processing fees.

                  The Company has signed pilot agreements with the Department of Education in the State of Hawaii for the implementation of an electronic school lunch program, and with First Hawaiian bank for the use of smart cards in a retail program. The Company believes it will continue to report minimal revenues until additional significant contracts are signed or until the existing contracts proceed through the pilot stage to a full rollout.

                  Gross margin. The Company's gross margin as a percentage of revenues is primarily a function of the sales mix between high margin transaction processing fees and lower margin smart card and terminal sales. Gross margin percentage was 61% and 60% for the three months ended March 31, 1998 and 1997, respectively.

                  The Company's future gross margin percentages is expected to fluctuate depending on the sales mix between hardware sales and transaction processing fees. Although this mix is difficult to predict, margins generally will be lower at the beginning of a new client system rollout due to the concentration of smart card readers and smart card sales. Once the initial rollout is completed, gross margins are expected to increase due to increases in use of the smart card by cardholders and the resulting transaction processing fees.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $636,705 or 112% during the three months March 31, 1998, as compared to the corresponding period in 1997. This increase is primarily the result of expanded payroll and employee support costs associated with an increased number of full-time and contract employees. The Company had approximately forty-three full-time employees at March 31, 1998, as compared to eighteen in 1997. In addition, the Company has incurred increases in administrative costs associated with becoming a publicly traded company, including professional services and investor relations expenditures. The Company expects the level of selling, general and administration costs to increase substantially as a result of increased marketing activities and an increase in the number of operating and technical personnel necessary to support its expected sales efforts and continued development of new products and concepts. The Company has leased an 8,700 square foot facility in Santa Rosa, California, which has been refurbished into a new state-of-the-art transaction-processing center. Construction of the facility build-out occurred in the second and third quarters of 1997 and the Company occupied this new facility in September, 1997. Additionally, the Company incorporated a wholly-owned subsidiary and opened a sales and marketing office in Honolulu, Hawaii, during the third quarter 1997. The Company anticipates substantial investments in its sales, marketing and product development activities in the foreseeable future as it seeks to expand sales of its smart card systems and transaction processing fees.

                  Amortization of Software Costs. Amortization of software costs increased $19,829 or 14% for the three months ended March 31, 1998 compared to the corresponding period in 1997. This increase is due to continued capitalization of software costs as a result of the Company's product development efforts. Software costs capitalized were higher in 1997, as compared to 1998, due to software costs acquired in connection with the purchase of minority interest in SPRINTICKET, Inc. (see Note 4 under Notes to Consolidated Financial Statements).

                  The Company notes that given prevailing standards for the accounting for software development costs, the Company would, if it were determined that an impairment of software development costs existed, write down the value at which such software development costs are carried in the Company's financial statements. Any such write-down, if made, would be reflected as a charge to operations in the period any such impairment was determined and could have a material adverse effect on the Company's financial position and results of operations for such period. The Company believes its capitalized software is not impaired, and is stated at net realizable value.

                  Depreciation. Depreciation increased $38,368 for the three months ended March 31, 1998, as compared to the corresponding periods in 1997 primarily due to an increase in capital expenditures. Capital expenditures increased during 1998 as compared to 1997 due to the addition of computer equipment to support an increase in marketing and technical activities and personnel, the build-out of the Company's Santa Rosa, California transaction processing center, and the opening of its Hawaii office.

                  Interest Expense (Net). For the three months ended March 31, 1998, the Company had net interest income as compared to interest expense for the three months ended March 31, 1997. The decrease in net interest expense was due to reductions in the total debt outstanding and increased interest income from the investment of available funds from common stock sales.

Liquidity And Capital Resources

                  The Company's working capital was $1,385,390 and $3,148,595 at March 31, 1998 and December 31, 1997, respectively. The higher working capital at December 31, 1997, as compared to March 31, 1998, was primarily the result of the receipt of proceeds from the Company's Initial Public Offering of common stock and the exercise of common stock warrants in 1997, and the net loss incurred in the first quarter of 1998. In May 1997, the Company issued and sold 833,333 shares of common stock pursuant to the filing of Form 1-A (No. 24-3750) with the Securities and Exchange Commission. The net proceeds from the sale of the shares were $4,857,958. Also in 1997, the Company entered into a master lease agreement with a Bank which provided up to $400,000 of credit to the Company for the lease of certain computer and office equipment and furniture for a period of three years and contains an option to acquire the equipment at the end of the lease term. The lease provisions require the Company to maintain $200,000 in a certificate of deposit at the bank as collateral for the lease and to deposit additional funds if the Company's available cash and cash equivalents are not maintained above $850,000.

                  The Company incurred increased capital expenditures in 1998 as compared to 1997 primarily due to the purchase of computer equipment required to support increased marketing and technical activities and personnel. In addition, the Company has spent $394,436 in leasehold improvement and computer equipment costs to build out its new transaction processing facility in Santa Rosa, CA. The Company expects to continue to incur substantial costs to complete this facility and its new office in Honolulu, Hawaii, including amounts for office furniture and computer equipment.

                  The Company has historically relied upon proceeds from the sale or issuance of its common shares and from the issuance of notes payable to satisfy its working capital requirements. The Company expects to continue to depend upon equity financing to fund operations and satisfy its working capital needs until they are able to generate significant sales or achieve profitability. There can be no assurance that the Company will achieve sales of the magnitude to generate sufficient cash flow from operations to continue to execute its business plans. However, the Company believes that the potential revenue to be realized from the rollout of its current contracts, its current cash resources and available trade and other credit facilities are sufficient to meet its present anticipated working capital needs for

1998. The Company's estimate of its cash requirements and its ability to meet them are forward-looking statements, and there can be no assurance that the Company's cash requirements will be met without additional debt or equity financing. There can be no assurance that, if needed, additional financing will be available on acceptable terms to the Company, if at all.


                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

                  None.


Item 2.  Changes in Securities

                  None.


Item 3.  Defaults Upon Senior Securities

                  None.


Item 4.  Submission of Matters to a Vote of Security Holders

                  None.


Item 5.  Other Information

                  None.


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit 11    --    Computation of Earnings per Common Share
                           Exhibit 27    --    Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                            THE PATHWAYS GROUP, INC.

             Index to Consolidated Financial Statements (Unaudited)
                   for the Fiscal Quarter Ended March 31, 1998



         Consolidated Balance Sheets                       F-2

         Consolidated Statements of Income                 F-3

         Consolidated Statements of Cash Flows             F-4

         Notes to Consolidated Financial Statements        F-5


Consolidated Balance Sheets
(Unaudited)


                                     ASSETS

                                                                               March 31, 1998            December 31, 1997
                                                                               --------------            -----------------
Current assets:
     Cash and cash equivalents                                                   $2,140,041                  $3,759,720
     Accounts receivable                                                             76,438                      66,493
     Inventory                                                                      214,531                     202,749
     Prepaid expenses and deposits                                                   92,599                     101,407
                                                                                -----------                 ------------

        Total current assets                                                      2,523,609                   4,130,369

Restricted cash                                                                     200,000                      70,500
Software, net                                                                     1,519,102                   1,605,098
Property and equipment, net                                                         980,177                     722,678
Other assets                                                                         79,028                     188,195
                                                                                -----------                 ------------

              Total assets                                                       $5,301,916                  $6,716,840
                                                                                -----------                 ------------
                                                                                -----------                 ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks, current maturities                                    $569,359                    $551,991
     Accounts payable                                                               375,524                     206,986
     Accrued expenses                                                               193,336                     222,797
                                                                                -----------                 ------------

        Total current liabilities                                                 1,138,219                     981,774

Notes payable to banks, net of current maturities                                   364,069                     509,900
                                                                                -----------                 ------------

        Total liabilities                                                        $1,502,288                  $1,491,674
                                                                                -----------                 ------------


Stockholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding

     Common stock, $0.01 par value; 50,000,000 shares                              $129,045                    $129,045
        authorized; 12,904,487 issued and outstanding at
        March 31, 1998 and December 31, 1997

Additional paid in capital                                                       18,052,730                  18,052,730
Accumulated deficit                                                             (14,382,147)                (12,956,609)
                                                                                -----------                 ------------

     Total stockholders' equity                                                   3,799,628                   5,225,166
                                                                                -----------                 ------------

        Total liabilities and stockholders' equity                               $5,301,916                  $6,716,840
                                                                                -----------                 ------------
                                                                                -----------                 ------------


 The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Operations
(Unaudited)


                                                                                          For the
                                                                                     three months ended
                                                                                March 31, 1998           March 31, 1997
                                                                                --------------           --------------

Sales, net                                                                       $      1,644             $     14,362
Cost of sales                                                                             659                    5,666
                                                                                --------------           --------------

              Gross margin                                                                985                    8,696
                                                                                --------------           --------------

Selling, general and administrative expenses                                        1,205,969                  569,264
Amortization of software                                                              161,239                  141,410
Depreciation                                                                           74,460                   36,092
                                                                                --------------           --------------

              Total operating expenses                                              1,441,668                  746,766
                                                                                --------------           --------------

Loss from operations                                                               (1,440,683)                (738,070)

Net interest income (expense)                                                          15,154                  (62,487)
                                                                                --------------           --------------

              Net loss                                                            $(1,425,529)               $(800,557)
                                                                                --------------           --------------
                                                                                --------------           --------------

              Net loss per share                                                      $ (0.11)                 $ (0.07)

              Weighted average shares outstanding                                  12,904,487               11,740,320



               The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)


                                                                                           For the
                                                                                     three months ended
                                                                                   March 31, 1998         March 31, 1997
                                                                                   --------------         --------------
Cash flows from operating activities:
    Net loss                                                                        $(1,425,529)            $(800,557)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation                                                                       74,460                36,092
      Amortization of software                                                          161,239               141,410
      Effects of changes in operating assets and liabilities:
        Accounts receivable                                                              (9,945)               10,997
        Prepaid expenses and deposits                                                     8,808               (67,082)
        Inventory                                                                       (11,782)               23,821
        Other assets                                                                    109,168
        Accounts payable                                                                168,538              (226,417)
        Accrued expenses                                                                (29,471)              (51,054)
                                                                                   --------------         --------------

            Net cash used in operating activities                                      (954,514)             (932,790)
                                                                                   --------------         --------------

Cash flows from investing activities:
    Capital expenditures                                                               (331,959)              (78,190)
    Capitalized software development costs                                              (75,243)             (161,501)
    Restricted cash                                                                    (129,500)               --
                                                                                   --------------         --------------

          Net cash used in investing activities                                        (536,702)             (239,691)
                                                                                   --------------         --------------

Cash flows from financing activities:
    Principal payments on notes payable to banks                                       (128,463)               (2,500)
    Repurchase of common stock                                                           --                   (28,000)
                                                                                   --------------         --------------

          Net cash used in financing activities                                        (128,463)              (30,500)
                                                                                   --------------         --------------

Decrease in cash and cash equivalents                                                (1,619,679)           (1,202,981)
Cash and cash equivalents, beginning of period                                        3,759,720             2,390,127
                                                                                   --------------         --------------

Cash and cash equivalents, end of period                                             $2,140,041            $1,187,146
                                                                                   --------------         --------------
                                                                                   --------------         --------------


               The accompanying notes are an integral part of the consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Unaudited Interim Financial Information

         The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The financial information is presented in a condensed format and, it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the periods ended March 31, 1998 and 1997 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its Form 1-A (No. 24-3750) and Form 10-SB (File No. 000-24119) filed with the Securities and Exchange Commission.

2.       The Company

         The accompanying consolidated financial statements include the accounts of The Pathways Group, Inc. ("TPG") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. TPG's subsidiaries include Pathways International, Ltd. ("PIL"), SPRINTICKET, Inc. ("ST"), PT Link, Inc. ("PT Link") and The Pathways Group, Inc., a wholly-owned subsidiary incorporated in the State of Hawaii. TPG and its subsidiaries (the "Company") are primarily engaged in providing specialized transaction processing services through the development of proprietary software and hardware systems including credit card and multiple application smart card technologies. The Company derives its revenue principally from transaction processing fees charged to the merchant and the sale of related terminals, hardware systems and smart cards. The Company has invested heavily in designing and developing its proprietary hardware and application software systems and in establishing and expanding its sales and marketing capabilities. The Company plans to continue these efforts in preparation for, and in anticipation of, the growth in smart card-based electronic commerce that the Company anticipates will create a substantial market for its data and transaction processing services.

3.       Inventories

         Inventories consisted of the following:


                                                                   March 31, 1998           December 31, 1997
                                                                   --------------           -----------------
Smart cards and related packaging                                      $160,229                  $149,204
Smart card terminals and computer hardware                               54,302                    53,545
                                                                     ----------                ----------

                                                                       $214,531                  $202,749
                                                                     ----------                ----------
                                                                     ----------                ----------

4.       Capital Stock Transactions/Initial Public Offering

         Purchase of Minority Interest

         In March, 1997, TPG acquired all of the remaining minority interest in its majority-owned subsidiary, ST, through a payment of $75,000. This transaction was accounted for as a purchase in accordance with generally accepted accounting principles. The purchase price of

         $75,000 was allocated to software and is being amortized in accordance with the Company's amortization policy.

         Reincorporation

         In May, 1997, The Pathways Group, Inc. reincorporated in the State of Delaware. At such time, the number of authorized shares of common stock was reduced to 50,000,000, the par value of common shares was changed to $0.01, and 1,000,000 shares of preferred stock were authorized. All prior periods presented have been adjusted to reflect these changes in the capital stock accounts.

         Initial Public Offering.

         In July, 1997, the Company received net proceeds of $4,857,958 from the sale of 833,333 shares of common stock. These shares were sold pursuant to Regulation A under the Securities Exchange Act of 1933. The Company's common stock is traded in the over-the-counter market under the trading symbol PTHW.


5.       Supplemental Disclosures of Cash Flow Information


                                                                  For the                 For the
                                                            three months ending     three months ending
                                                              March 31, 1998          March 31, 1997
                                                              --------------          --------------

Cash paid for interest                                            $34,652                 $90,934
Non-cash transactions:
Notes payable converted to common stock                                --                  $3,000


                                    SIGNATURE

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                THE PATHWAYS GROUP, INC.



                                By /s/ CAREY F. DALY, II
                                   -----------------------------------------
                                    Carey F. Daly, II
                                    President and Chief Executive Officer


Date:    May 14, 1998