Form 10QSB
period 1998-06-30
PATHWAYS GROUP INC
filed 1998-08-14
CIK 1039759

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended June 30, 1998

/  /  Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from            to
                               -----------  ---------
Commission file number     000-24119
                      ---------------------------------------------------------

                            THE PATHWAYS GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         91-1617556
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

                 14201 N.E. 200th Street, Woodinville, WA 98072
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (425) 483-3411
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       /  X  /                No       /     /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

            Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes      /    /                  No       /     /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 1998:
13,004,487 shares of Common Stock, par value $0.01 per share.

            Transitional Small Business Disclosure Format (check one):

Yes     /     /                   No      /  X  /

                                     PART I

                              FINANCIAL INFORMATION


Item 1.     Financial Statements

     The financial statements for the Company's fiscal quarter ended June 30, 1998 are attached to this Report, commencing at page F-1.


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

     The Company was organized in 1993 as a Washington corporation whose operations are the successor to Pathways International, Ltd., which was incorporated in Washington in June 1988. In May 1997 the Company reincorporated in Delaware. The Company's executive offices are located at 14201 NE 200th Street, Woodinville, Washington 98072 and its telephone number is (425) 483-3411. A primary processing center opened in September 1997, located at 1221 North Dutton Avenue, Santa Rosa, California 95404, and its telephone number is
(707) 546-3010. A sales and marketing office opened in November 1997, with an address at 745 Fort Street, Suite 333, Honolulu, Hawaii 96813.

     The Company offered its common stock to the public in July 1997 pursuant to Regulation A of the Securities Act of 1993 ("Securities Act'). The Company offered 833,333 shares of common stock of the Company, par value $.01 per share, for a purchase price of $6.00 per share. The offering commenced on July 15, 1997, and terminated on July 21, 1997. All shares offered were sold, providing $5,000,000 in gross proceeds to the Company.

      The Company commenced a private offering of its Common Stock on July 23, 1998. The offering is being conducted pursuant to Rule 506 of Regulation D under the Securities Act. As of August 14, 1998, the Company has sold 100,000 shares at $15.00 per share to two accredited investors and accepted subscriptions from three accredited investors for an aggregate of 233,301 shares. The terms of the offering provide that the Company may sell up to 700,000 shares of Common Stock at an initial offering price of $15 per share and permits the Company to issue additional shares. The Company has engaged Allen & Company Incorporated to act as placement agent for the offering. Each placement agent who places shares will receive a placement fee of 5% of the purchase price per share.

Results of Operations

     Revenues. The Company has generated limited revenues from operations to date as it has continued to develop and market its smart card systems. Revenues generated in the three months and six months ended June 30, 1998 and 1997 relate to credit card processing fees from its unattended ticketing kiosks installed in several ski area and amusement park venues and, in 1997, sales of smart cards and affinity cards. Revenues decreased $8,493 and $21,212 for the three months and six months ended June 30, 1998, as compared to the corresponding periods in 1997 due to a decrease in sales of smart and affinity cards in 1998, and lower credit card transaction fees in 1998 vs. 1997. Credit card transaction fees were lower for 1998 as compared to 1997 due to a decrease in the number of kiosks in operation as a result of the Company's focus on its smart card systems marketing efforts.

      The Company's business model is based upon the Company's contracting with large membership based businesses to be a turnkey provider of smart card based systems. The Company anticipates licensing its software for use by its clients and entering into agreements whereby the Company will perform all backroom processing of the transactions that occur over the system in addition to selling smart cards and smart card readers programmed by the Company. The Company expects to receive transaction-processing fees for its backroom processing services. The Company anticipates that revenue generation from contracts will be dominated initially by the sales of smart card terminals and readers and smart cards in order to develop an appropriate concentration of merchants and smart card users in a market area. After this initial phase, the sales mix for a contract is expected to consist of a relatively high concentration of transaction processing fees.

     The Company is in progress with a pilot program pursuant to a signed pilot agreement with the Department of Education in the State of Hawaii for the implementation of an electronic school lunch program. The Company expects completion of the pilot in the fourth quarter. After completion of the pilot, if deemed successful by the Department of Education, the Company anticipates it will negotiate a rollout schedule for the remaining schools in the state of Hawaii. The Company has a signed pilot with First Hawaiian Bank for the use of smart cards in a retail program and expects to begin this pilot in the fourth quarter of 1998 or the first quarter of 1999.

     In June of 1998, the Company signed a contract with Scrip Advantage of Fresno, California to provide its proprietary Smart Script(TM) electronic scrip and gift certificate product to Scrip Advantage and its members. The system being installed was originally slated to be used in a pilot program for a company called "SCRIP Plus", which was owned by the Signature Group, a wholly owned subsidiary of Montgomery Ward, and one of the largest scrip resellers in the country. When Montgomery Ward filed for bankruptcy, SCRIP Plus was unable to support the signed pilot agreement with Pathways. Accordingly, Pathways delayed installation and has now negotiated a new contract with Scrip Advantage, which was started by the previous Chief Executive Officer of SCRIP Plus, Inc.

     The agreement with Scrip Advantage calls for the Company to sell terminals to participating merchants and smart cards to non-profit organizations and their members. In addition, the Company will receive a fee for each smart card, debit or credit card transaction processed. The agreement is for a term of three years with annual renewals and includes early termination provisions for both parties under certain conditions, including the failure of Pathways to provide Scrip Advantage with competitive pricing. In connection with the agreement with Scrip Advantage, the Company has advanced $50,000 to Scrip Advantage in exchange for a demand note receivable. The note receivable is convertible into common stock of Scrip Advantage at the Company's sole option, and provides the Company, through Carey F. Daly its Chief Executive Officer and President, to be represented on the Board of Directors of Scrip Advantage. The Company believes it will continue to report minimal revenues until additional significant contracts are signed or until the existing contracts proceed through the pilot stage to a full rollout.

     Gross margin. The Company's gross margin as a percentage of revenues is primarily a function of the sales mix between high margin transaction processing fees and lower margin smart card and terminal sales. Gross margins decreased to 77% from 80% for the three months ended June 30, 1998 and 1997 respectively as a result of an increase in credit card charge back expense in 1998. Gross margin increased to 75% from 72% for the six months ended June 30, 1998 and 1997 respectively as a result of a larger proportion of sales of hardware and smart cards in 1997, which carry a lower gross margin than transaction processing fees.

     The Company's future gross margin percentages are expected to fluctuate depending on the sales mix between hardware sales and transaction processing fees. Although this mix is difficult to predict, margins generally will be lower at the beginning of a new client system rollout due to the concentration of smart card readers and smart card sales. Once the initial rollout is completed, gross margins are expected to increase due to increases in use of the smart card by cardholders and the resulting transaction processing fees.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $702,238 or 130% and $1,338,953 or 121% during the three months and six months ended June 30, 1998, as compared to the corresponding periods in 1997. This increase is primarily the result of expanded payroll and employee support costs associated with an increased number of full-time and contract employees. The Company had approximately forty-eight full-time employees at June 30, 1998, as compared to twenty-two as of June 30, 1997. In addition, the Company has incurred increases in administrative costs associated with becoming a publicly traded company, including professional services and investor relations' expenditures. The Company expects the level of selling, general and administrative costs to continue to increase, although more modestly than the past four quarters, as a result of continued marketing and customer support activities and an increase in the number of operating and technical personnel necessary to support its expected sales efforts, product development, and customer support activity. The Company has leased an 8,700 square foot facility in Santa Rosa, California, which has been refurbished into a new state-of-the-art transaction- processing center. Construction of the facility build-out occurred in the second and third quarters of 1997 and the Company occupied this new facility in September 1997. Additionally, the Company opened a sales and marketing office in Honolulu, Hawaii, during the third quarter 1997 as a wholly-owned subsidiary. Consequently the selling, general, and administrative expenses for the three months and six months ended June 30, 1998 reflect the costs of operating the Company's three offices whereas the corresponding periods in 1997 reflect the operating expenses of only one office. The Company anticipates substantial investments in its sales, marketing and product development activities in the foreseeable future as it seeks to expand sales of its smart card systems and transaction processing fees.

     Amortization of Software Costs. Amortization of software costs increased $17,822 and $37,651 for the three months and six months ended June 30, 1998 compared to the corresponding periods in 1997. This increase is due to continued capitalization of software costs as a result of the Company's product development efforts.

     The Company notes that in accordance with prevailing standards for the accounting for software development costs, the Company would, if it were determined that an impairment of software development costs existed, write down the value at which such software development costs are carried in the Company's financial statements. Any such write-down, if made, would be reflected as a charge to operations in the period any such impairment was determined and could have a material adverse effect on the Company's financial position and results of operations for such period. The Company believes its capitalized software is not impaired, and is stated at net realizable value.

     Depreciation. Depreciation increased $64,171 and $102,539 for the three months and six months ended June 30, 1998, as compared to the corresponding periods in 1997 primarily due to an increase in capital expenditures. Capital expenditures increased during 1998 as compared to 1997 due to the addition of computer equipment to support an increase in marketing and technical activities and personnel, the build-out of the Company's Santa Rosa, California transaction processing center, and the opening of its Hawaii office.

     Interest Expense (Net). For the six months ended June 30, 1998, the Company had net interest income as compared to interest expense for the six months ended June 30, 1997. For the three months ended June 30, 1998, the Company had net interest expense of $10,089 as compared with net interest expense of $18,038 for the corresponding period in 1997. The decrease in net interest expense was due to reductions in the total debt outstanding and increased interest income from the investment of available funds from common stock sales.

Liquidity And Capital Resources

     The Company's working capital was $(248,728) and $3,148,595 at June 30, 1998 and December 31, 1997, respectively. The higher working capital at December 31, 1997, as compared to June 30, 1998, was primarily the result of the receipt of proceeds from the Company's Initial Public Offering of common stock and the exercise of common stock warrants in 1997, and a larger net loss incurred in the first and second quarters of 1998 as compared with 1997. In July 1997, the Company issued and sold 833,333 shares of common stock pursuant to the filing of Form 1-A (No. 24-3750) with the Securities and Exchange Commission. The net proceeds from the sale of the shares were $4,857,958. On July 23, 1998, the Company commenced a private offering of its Common Stock. The offering is being conducted pursuant to Rule 506 of Regulation D under the Securities Act. As of August 14, 1998, the Company has sold 100,000 shares at $15.00 per share to two accredited investors and accepted subscriptions from three acredited investors for an aggregate of 233,301 shares. The terms of the offering provide that the Company may sell up to 700,000 shares of Common Stock at an initial offering price of $15 per share and permits the Company to issue additional shares. The Company has engaged Allen & Company Incorporated to act as placement agent for the offering. Each placement agent who places shares will receive a placement fee of 5% of the purchase price per share. The estimated net proceeds from the sales and subscriptions are approximately $4,650,000. Pro forma working capital and cash and cash equivalents at June 30, 1998, after giving effect to the receipt of net proceeds from the offering is $4,401,272 and $5,032,809, respectively.

     In 1997, the Company entered into a master lease agreement with a Bank which provided up to $400,000 of credit to the Company for the lease of certain computer and office equipment and furniture for a period of three years and contains an option to acquire the equipment at the end of the lease term. This lease has been accounted for as an operating lease. The lease provisions require the Company to maintain $200,000 in a certificate of deposit at the bank as collateral for the lease and to deposit additional funds if the Company's available cash and cash equivalents are not maintained above $850,000.
In June 1998, the Company determined that it was in breach of one of the financial covenants contained in its $400,000 lease financing arrangement. The Company received a waiver from the bank in August 1998.

     The Company incurred increased capital expenditures in 1998 as compared to 1997 primarily due to the purchase of computer equipment required to support increased marketing and technical activities and personnel and the operation of three facilities in 1998 as compared to one facility in 1997. Beginning in September 1997, the Company spent $556,527 through June 30, 1998 in leasehold improvements, furniture and computer equipment costs to build out its new transaction processing facility in Santa Rosa, CA. To date the Company has spent $19,065 on equipment for its Hawaii office, and expects to incur additional cost for computer equipment to complete the facility. The Company anticipates leasing additional office space for a Research and Development facility in Santa Rosa, as well as moving to a larger leased facility in Hawaii. Both of these events will require additional expenditures for leasehold improvements, furniture and computer equipment, which are expected to be incurred by the end of 1998.

     The Company has historically relied upon proceeds from the sale or issuance of its common shares and from the issuance of notes payable and lease financing to satisfy its working capital requirements. The Company expects to continue to depend upon equity financing to fund operations and satisfy its working capital needs until it is able to generate significant sales or achieve profitability. There can be no assurance that the Company will achieve sales of the magnitude to generate sufficient cash flow from operations to continue to execute its business plans. However, the Company believes that the potential revenue to be realized from the rollout of its current contracts, its current cash resources, including proceeds from its current private placement, and available trade and other credit facilities are sufficient to meet its present anticipated working capital needs for the next twelve months. In the event that the Company is unable to generate significant revenues from the rollout of its current contracts or any additional contracts that the Company may negotiate, the Company will be required to seek alternative sources of financing to fund its operations.
The Company's estimate of its cash requirements and its ability to meet them are forward-looking statements, and there can be no assurance that the Company's cash requirements will be met without additional debt or equity financing. There can be no assurance that, if needed, additional financing will be available on acceptable terms to the Company, if at all.


                                     PART II

                                OTHER INFORMATION


Item 1.     Legal Proceedings

None.


Item 2.     Changes in Securities

None.


Item 3.     Defaults Upon Senior Securities

      In June 1998, the Company determined that it was in breach of one of the financial covenants contained in its $400,000 lease financing arrangements. The Company received a waiver from the bank in August 1998.

Item 4.     Submission of Matters to a Vote of Security Holders

None.


Item 5.     Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits




         Exhibit 10.1* Equipment Lease Agreement, dated August 25, 1997, between Union Bank of California, N.A., and The Pathways Group, Inc., together with Addendums A and B dated September 16, 1997, Conditional Sales Lease dated September 8, 1997 and Covenant Agreement, dated February 25, 1998

          Exhibit 10.2** Master Project Agreement, dated June 19, 1998, between Scrip Advantage, Inc. and The Pathways Group, Inc., together with a Promissory Note, dated June 19, 1998, given by Scrip Advantage, Inc. to The Pathways Group, Inc.

          Exhibit 27       Financial Data Schedule
          ----------


         * Incorporated by reference to Exhibit 10.11 to the Company's Form 10SB/A-1, filed on August 7, 1998.

         ** Incorporated by reference to Exhibit 10.12 to the Company's Form 10SB/A-1, filed on August 7, 1998.

b.       Reports on Form 8-K

         None.

                            THE PATHWAYS GROUP, INC.

             Index to Consolidated Financial Statements (Unaudited)
                   for the Fiscal Quarter Ended June 30, 1998



Consolidated Balance Sheets                                    F-2

Consolidated Statements of Operations                          F-3

Consolidated Statements of Cash Flows                          F-4

Notes to Consolidated Financial Statements                     F-5



Consolidated Balance Sheets
(Unaudited)






                                         ASSETS

                                                          June 30, 1998       December 31, 1997
                                                         -------------        -----------------
Current assets:

  Cash and cash equivalents                               $    382,809         $  3,759,720

  Accounts receivable                                           81,670               66,493

  Inventory                                                    207,570              202,749

  Prepaid expenses and deposits                                 69,907              101,407
                                                          ------------         ------------



    Total current assets                                       741,956            4,130,369



Restricted cash                                                200,000               70,500

Software, net                                                1,424,359            1,605,098

Property and equipment, net                                  1,027,312              722,678

Other assets                                                   104,824              188,195
                                                          ------------         ------------



    Total assets                                          $  3,498,451         $  6,716,840
                                                          ------------         ------------
                                                          ------------         ------------



LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:

  Notes payable to banks, current maturities              $    571,839         $    551,991

  Accounts payable                                             258,966              206,986

  Accrued expenses                                             159,879              222,797
                                                          ------------         ------------



    Total current liabilities                                  990,684              981,774



Notes payable to banks, net of current maturities              220,344              509,900
                                                          ------------         ------------



    Total liabilities                                     $  1,211,028         $  1,491,674
                                                          ------------         ------------
                                                          ------------         ------------



Stockholders' equity:

  Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding


  Common stock, $0.01 par value; 50,000,000 shares        $    129,045         $    129,045
  authorized; 12,904,487 issued and outstanding at
  June 30, 1998 and December 31, 1997



Additional paid in capital                                  18,052,730           18,052,730

Accumulated deficit                                        (15,894,352)         (12,956,609)
                                                          ------------         ------------



  Total stockholders' equity                                 2,287,423            5,225,166
                                                          ------------         ------------



     Total liabilities and stockholders' equity           $  3,498,451         $  6,716,840
                                                          ------------         ------------
                                                          ------------         ------------


      The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Operations
(Unaudited)


                                                                            For the
                                                                       three months ended

                                                               June 30, 1998        June 30, 1997
                                                               -------------        -------------
Sales, net                                                     $     12,237         $     20,730

Cost of sales                                                         2,842                4,074
                                                               ------------         ------------
    Gross margin                                                      9,395               16,656
                                                               ------------         ------------
Selling, general and administrative expenses                      1,241,424              539,186

Amortization of software                                            165,966              148,144

Depreciation                                                        104,120               39,949
                                                               ------------         ------------
    Total operating expenses                                      1,511,510              727,279
                                                               ------------         ------------
Loss from operations                                             (1,502,115)            (710,623)

Net interest income (expense)                                       (10,089)             (18,038)
                                                               ------------         ------------
    Net loss                                                   $ (1,512,204)        $   (728,661)
                                                               ------------         ------------
                                                               ------------         ------------
    Net loss per share (basic and diluted)                     $      (0.12)        $      (0.06)

    Weighted average shares outstanding (basic and diluted)      12,904,487           11,725,267



                                                                            For the
                                                                        six months ended

                                                               June 30, 1998       June 30, 1997
                                                               -------------       -------------
Sales, net                                                     $     13,880         $     35,092

Cost of sales                                                         3,501                9,740
                                                               ------------         ------------
    Gross margin                                                     10,379               25,352
                                                               ------------         ------------
Selling, general and administrative expenses                      2,447,403            1,108,450

Amortization of software                                            327,205              289,554

Depreciation                                                        178,580               76,041
                                                               ------------         ------------
    Total operating expenses                                      2,953,188            1,474,045
                                                               ------------         ------------
Loss from operations                                             (2,942,809)          (1,448,693)

Net interest income (expense)                                         5,076              (80,525)
                                                               ------------         ------------
    Net loss                                                   $ (2,937,733)        $ (1,529,218)
                                                               ------------         ------------
                                                               ------------         ------------

    Net loss per share (basic and diluted)                     $      (0.23)        $      (0.13)

    Weighted average shares outstanding (basic and diluted)      12,904,487           11,732,752



The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)


                                                                                             For the
                                                                                         six months ended
                                                                               June 30, 1998         June 30, 1997
                                                                               -------------         --------------

Cash flows from operating activities:

  Net loss                                                                       $(2,937,733)        $(1,529,218)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation                                                                     178,580              76,041

    Amortization of software                                                         327,205             289,554

    Effects of changes in operating assets and liabilities:

      Accounts receivable                                                            (15,177)             43,435

      Prepaid expenses and deposits                                                   31,500            (166,113)

      Inventory                                                                       (4,821)             68,865

      Other assets                                                                    15,283              (3,481)

      Accounts payable                                                                51,980            (219,903)

      Accrued expenses                                                               (62,928)            (29,479)
                                                                                 -----------         -----------
        Net cash used in operating activities                                     (2,416,111)         (1,470,299)
                                                                                 -----------         -----------
Cash flows from investing activities:

  Capital expenditures                                                              (365,126)           (209,314)

  Capitalized software development costs                                            (146,466)           (287,734)

  Increase in restricted cash                                                       (129,500)                 --

  Advance of funds to Scrip Advantage                                                (50,000)                 --
                                                                                 -----------         -----------
        Net cash used in investing activities                                       (691,092)           (497,048)
                                                                                 -----------         -----------
Cash flows from financing activities:

    Principal payments on notes payable to banks                                    (269,708)             (2,500)

    Repurchase of common stock                                                     --     --             (28,000)
                                                                                 -----------         -----------



        Net cash used in financing activities                                       (269,708)            (30,500)
                                                                                 -----------         -----------



Decrease in cash and cash equivalents                                             (3,376,911)         (1,997,847)

Cash and cash equivalents, beginning of period                                     3,759,720           2,390,127
                                                                                 -----------         -----------
Cash and cash equivalents, end of period                                         $   382,809         $   392,280
                                                                                 -----------         -----------
                                                                                 -----------         -----------


The accompanying notes are an integral part of the consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Unaudited Interim Financial Information

         The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The financial information is presented in a condensed format and, it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the periods ended June 30, 1998 and 1997 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its Form 1-A (No. 24- 3750) and Form 10-SB (File No. 000-24119) filed with the Securities and Exchange Commission.

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

3.       Inventories

         Inventories consisted of the following:


                                                                June 30, 1998                   December 31, 1997
                                                                -------------                  ------------------

Smart cards and related packaging                                    $153,267                            $149,204

Smart card terminals and computer hardware                             54,303                              53,545
                                                                     --------                            --------

                                                                     $207,570                            $202,749
                                                                     --------                            --------
                                                                     --------                            --------



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

         Agreements with and loan to Scrip Advantage

         In June of 1998, the Company signed a contract with Scrip Advantage of Fresno, California to provide its proprietary Smart Script(TM) electronic scrip and gift certificate product to Scrip Advantage and its members. The agreement with Scrip Advantage calls for the Company to sell terminals to participating merchants and smart cards to non-profit organizations and their members. In addition, the Company will receive a fee for each smart card, debit or credit card transaction processed. The agreement is for a term of three years with annual renewals and includes early termination provisions for both parties under certain conditions, including the failure of Pathways to provide Scrip Advantage with competitive pricing.

         In connection with the agreement with Scrip Advantage, the Company has advanced $50,000 to Scrip Advantage in exchange for a demand promissory note. The note is convertible into equity of Scrip Advantage at the Company's sole option. In addition, Scrip Advantage has agreed to elect a Company designee to its Board of Directors. Initially, Carey F. Daly II, the President and Chief Executive Officer of the Company, will be elected to such Board.

         Initial Public Offering.

         In July, 1997, the Company received net proceeds of $4,857,958 from the sale of 833,333 shares of common stock. These shares were sold pursuant to Regulation A under the Securities Exchange Act of 1933. The Company's common stock is traded in the over-the-counter market (Bulletin Board) under the trading symbol PTHW.


5.       Supplemental Disclosures of Cash Flow Information




                                                                       For the                          For the
                                                                     six months                       six months
                                                                       ending                           ending
                                                                    June 30, 1998                    June 30, 1997
                                                                    -------------                    -------------
Cash paid for interest                                                 $48,952                         $143,810

Non-cash transactions:

Notes payable converted to common stock                                   --                             $3,000



         In April 1997, the Company changed suppliers of its smart card terminals and readers. In connection with this supplier change, the Company returned $122,370 of smart card terminals previously recorded as inventory and accounts payable to its former supplier. In 1998, the Company recorded as other assets $118,088 for deposits on property and equipment placed in service in 1998.

6.       Subsequent Events
           The Company commenced a private offering of its Common Stock on July 23, 1998. The offering is being conducted pursuant to Rule 506 of Regulation D under the Securities Act. As of August 14, 1998, the Company has sold 100,000 shares at $15.00 per share to two accredited investors and accepted subscriptions from three accredited investors for an aggregate of 233,301 shares. The estimated net proceeds from the above stock sales and subscriptions are $4,650,000. The terms of the offering provide that the Company may sell up to 700,000 shares of Common Stock at an initial offering price of $15 per share and permits the Company to issue additional shares.
The Company has engaged Allen & Company Incorporated to act as placement agent for the offering. Each placement agent who places shares will receive a placement fee of 5% of the purchase price per share.

         In 1997, the Company entered into a master lease agreement with a bank which provided up to $400,000 of credit to the Company for the lease of certain computer and office equipment and furniture for a period of three years and contains an option to acquire the equipment at the end of the lease term. This lease has been accounted for as an operating lease. The lease provisions require the Company to maintain $200,000 in a certificate of deposit at the bank as collateral for the lease and to deposit additional funds if the Company's available cash and cash equivalents are not maintained above $850,000. In June 1998, the Company determined that it was in breach of one of the financial covenants contained in its $400,000 lease financing arrangements. The Company received a waiver from the bank in August 1998.

                                    SIGNATURE
                                    ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE PATHWAYS GROUP, INC.



                                     By /s/ MARK T. SCHUUR
                                     Mark T. Schuur
                                     Vice President and Chief Financial Officer


Date:       August 14, 1998