Form 10QSB
period 1998-09-30
PATHWAYS GROUP INC
filed 1998-11-13
CIK 1039759

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

/ /  Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ____________

Commission file number  000-24119
                       -----------

                               THE PATHWAYS GROUP, INC.
                              -------------------------
          (Exact name of small business issuer as specified in its charter)

          DELAWARE                                               91-1617556
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    14201 N.E. 200TH STREET, WOODINVILLE, WA 98072
                    ----------------------------------------------
                       (Address of principal executive offices)

                                    (425) 483-3411
                                    --------------
                   (Issuer's telephone number, including area code)


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

Yes   X    No
    -----     -----

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes        No
    -----     -----

                         APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 6,1998:
13,565,662 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

     Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

                                        PART I

                                FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended September 30, 1998 are attached to this Report, commencing at page F-1.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's Registration Statements on Forms 10-SB, as amended, and Form SB-2, each as filed with the Securities and Exchange Commission. These risks and uncertainties include the rate of market development and acceptance of smart card technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

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

          The Company was organized in 1993 as a Washington corporation whose operations are the successor to Pathways International, Ltd., which was incorporated in Washington in June 1988. In May 1997 the Company reincorporated in Delaware. The Company's executive offices are located at 14201 NE 200th Street, Woodinville, Washington 98072 and its telephone number is (425) 483-3411. A primary processing center is located at 1221 North Dutton Avenue, Santa Rosa, California 95404, and its telephone number is (707) 546-3010. A sales and marketing office is located at Grosvenor Center, 2500 Makai Tower, 733 Bishop Street, Honolulu, Hawaii 96813.

          The Company offered its common stock to the public in July 1997 pursuant to Regulation A of the Securities Act of 1993 ("Securities Act"). The Company offered 833,333 shares of Common Stock, par value $.01 per share ("Common Stock"), for a purchase price of $6.00 per share. The offering commenced on July 15, 1997, and terminated on July 21, 1997. All shares offered were sold, providing $5,000,000 in gross proceeds to the Company.

          The Company offered shares of its Common Stock in a private offering in July and August 1998 pursuant to Rule 506 of Regulation D under the Securities Act. The Company sold 654,508 shares at $13.75 per share to accredited investors, resulting in gross proceeds to the Company of $8,999,485. The Company engaged Allen & Company Incorporated and Mitchum Jones & Templeton to act as placement agents for the offering, each of which received a placement fee of 5% of the purchase price per share for shares placed by them.

RESULTS OF OPERATIONS

          REVENUES. The Company has generated limited revenues from operations to date as it has continued to develop and market its smart card systems. The Company believes it will continue to report minimal revenues until additional significant contracts are signed or until the existing contracts, discussed below, proceed through the pilot stage to a full rollout. Revenues generated in the three month- and nine month-periods ended September 30, 1998 and 1997, primarily relate to credit card processing fees from its unattended ticketing kiosks installed in several ski area and amusement park venues. In 1997, revenues included sales of smart cards and affinity cards. Revenues decreased $14,608 and $35,819 for the three months and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in 1997 due to a decrease in sales of smart and affinity cards in 1998, and lower credit card transaction fees in 1998 vs. 1997. Credit card transaction fees were lower for 1998 as compared to 1997 due to a decrease in the number of kiosks in operation as a result of the Company's focus on its smart card systems marketing efforts.

          The Company's business model is based upon the Company's contracting large membership based businesses to be a turnkey provider of smart card based systems. The Company anticipates licensing its software for use by its clients and entering into agreements whereby the Company will perform all backroom processing of the transactions that occur over the system in addition to selling smart cards and smart card readers programmed by the Company. The Company expects to receive transaction-processing fees for its backroom processing services. The Company anticipates that revenue generation from contracts will be dominated initially by the sales of smart card terminals, readers and smart cards in order to develop an appropriate concentration of merchants and smart card users in a market area. After this initial phase, the sales mix for a contract is expected to consist of a relatively high concentration of transaction processing fees.

          The Company is in progress with a pilot program pursuant to a signed pilot agreement with the Department of Education in the State of Hawaii for the implementation of an electronic school lunch program. The Company expects completion of the pilot in the fourth quarter of 1998. After completion of the pilot, if deemed successful by the Department of Education, the Company anticipates it will negotiate a rollout schedule for the remaining schools in the State of Hawaii. The Company signed a letter of intent with Coca-Cola Bottling of Hawaii, which provides for Coca-Cola's participation in the school lunch program. The Company expects a definitive agreement to be signed in the fourth quarter. The Company has a signed pilot agreement with First Hawaiian Bank for the use of smart cards in a retail program and expects to begin this pilot in the first quarter of 1999.

          In June of 1998, the Company signed a contract with Scrip Advantage of Fresno, California to provide its proprietary Smart Script-TM- electronic scrip and gift certificate product to Scrip Advantage and its members. The system being installed was originally slated to be used in a pilot program for a company called "SCRIP Plus", which was owned by the Signature Group, a wholly owned subsidiary of Montgomery Ward, and one of the largest scrip resellers in the country. When Montgomery Ward filed for bankruptcy, SCRIP Plus was unable to support the signed pilot agreement with Pathways. Accordingly, Pathways delayed installation and has now negotiated a new contract with Scrip Advantage, which was started by the previous Chief Executive Officer of SCRIP Plus, Inc.

          The agreement with Scrip Advantage calls for the Company to sell terminals to participating merchants and smart cards to non-profit organizations and their members. In addition, the Company will receive a fee for each smart card, debit or credit card transaction processed. The agreement is for a term of three years with annual renewals and includes early termination provisions for both parties under certain conditions, including the failure of Pathways to provide Scrip Advantage with competitive pricing. In connection with the agreement with Scrip Advantage, the Company has advanced $50,000 to Scrip Advantage in exchange for a demand note receivable. The note receivable is convertible into common stock of Scrip Advantage at the Company's option, and provides the Company, through Carey F. Daly, II, its Chief Executive Officer and President, to be represented on the Board of Directors of Scrip Advantage.

          The Company has signed agreements with Winter Park Ski Resort for the installation of its Tickitbox II unattended ticketing and smart card system at its Colorado location, and with Six Flags Great Adventure and Magic Mountain Amusement Parks to upgrade their existing Tickitbox systems. These contracts are accompanied by transaction processing agreements. The Company expects these installations to occur in the fourth quarter of 1998. The Company has also a signed letter of intent with Enchanted Parks, Inc. of Federal Way, Washington for a pilot of its Tickitbox system in the fourth quarter of 1998.

          GROSS MARGIN. Gross margins were 63% for the three months ended September 30, 1998 as compared to 64% for the three months ended September 30, 1997. Gross margins were 70% for the nine months ended September 30, 1998 as compared 69% for the nine months ended September 30, 1997. The decrease in gross margin for the three months period in 1998 and 1997 as compared with the nine months period in those same years relates to higher charge backs in the third quarter as compared with the first and second quarter in both years.

          The Company's gross margin as a percentage of revenues is primarily a function of the sales mix between high margin transaction processing fees and lower margin smart card and terminal sales. The Company expects future gross margin percentages will be heavily influenced by potential competition as well as the sales mix between hardware sales and transaction processing fees. Although this mix is difficult to predict, margins generally will be lower at the beginning of a new client system rollout due to the concentration of smart card readers and smart card sales. Once the initial rollout is completed, gross margins are expected to increase due to increases in use of the smart cards by cardholders and the resulting transaction processing fees.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $962,903 or 146% and $2,301,857 or 130% during the three months and nine months ended September 30, 1998, as compared to the corresponding periods in 1997. This increase is primarily the result of expanded payroll and employee support costs associated with an increased number of full-time employees and additional compensation to a senior executive for past performance. The Company had approximately fifty full-time employees at September 30, 1998, as compared to twenty-five as of September 30, 1997. In addition, the Company has incurred increases in sales and marketing related expenditures commensurate with the increase in marketing personnel and in administrative costs associated with becoming a publicly traded company, including professional services and investor relations' expenditures. The Company expects the level of selling, general and administrative costs to continue to increase, although more modestly than in the past four quarters, as a result of continued marketing and customer support activities and an increase in the number of operating and technical personnel necessary to support its expected sales efforts, product development, and customer support activity.

          The Company has leased an 8,700 square foot facility in Santa Rosa, California, which has been refurbished into a new state-of-the-art transaction-processing center. Construction of the facility build-out occurred in the second and third quarters of 1997 and the Company occupied this new facility in September 1997. Additionally, the Company, through its wholly-owned subsidiary, opened a sales and marketing office in Honolulu, Hawaii, during the third quarter 1997 and expanded the office in September 1998. Consequently the selling, general, and administrative expenses for the three months and nine months ended September 30, 1998 reflect the costs of operating the Company's three offices whereas the corresponding periods in 1997 reflect the operating expense of only one office. The Company anticipates substantial investments in its sales, marketing and product development activities in the foreseeable future as it seeks to expand sales of its smart card systems and transaction processing fees. In October 1998, the Company also leased and occupied a 6,390 square foot research and development facility. This space is also utilized in the assembly and testing of Tikitbox II unattended ticketing and smart card systems. Below is a detail of the increase in selling, general, and administrative expenses in major categories for the three months and nine months periods ended
September 30, 1998 and 1997.

                              INCREASE IN THE THREE    INCREASE IN THE NINE
                              MONTHS ENDED SEPTEMBER   MONTHS ENDED
                              30, 1998 VS. THE THREE   SEPTEMBER 30, 1998
SG&A INCREASE                 MONTHS ENDED SEPTEMBER   VS. THE NINE MONTHS
ATTRIBUTABLE TO:              30, 1997                 SEPTEMBER 30, 1997
----------------------------- ----------------------   ---------------------
Payroll and payroll
related expenses                   $688,294                 $1,618,764
----------------------------- ----------------------   ---------------------
Rent, office, and facility
(including equipment)
expenses                           $ 82,740                 $  260,119
----------------------------- ----------------------   ---------------------
Marketing, selling, and
travel related expenses            $142,751                 $  228,538
----------------------------- ----------------------   ---------------------
Professional and public
company related expenses           $ 34,356                 $  125,784
----------------------------- ----------------------   ---------------------
Other SG&A related expenses        $ 14,762                 $   68,652
----------------------------- ----------------------   ---------------------
Total Increase in SG&A             $962,903                 $2,301,857
----------------------------- ----------------------   ---------------------

          AMORTIZATION OF SOFTWARE COSTS. Amortization of software costs increased $20,479 and $58,130 for the three months and nine months ended September 30, 1998 compared to the corresponding periods in 1997. This increase is due to continued capitalization of software costs as a result of the Company's product development efforts.

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

          DEPRECIATION. Depreciation increased $47,610 and $150,149 for the three months and nine months ended September 30, 1998, as compared to the corresponding periods in 1997 primarily due to an increase in capital expenditures. Capital expenditures increased during 1998 as compared to 1997 due to the addition of computer equipment to support an increase in marketing and technical activities and personnel, the build-out of the Company's Santa Rosa, California transaction processing center, and the opening of its Hawaii office.

          INTEREST EXPENSE (NET). For the nine months ended September 30, 1998, the Company had net interest income as compared to interest expense for the nine months ended September 30, 1997. For the three months ended September 30, 1998, the Company had net interest income of $29,955 as compared with net interest expense of $16,851 for the corresponding period in 1997. The increase in net interest income was due to reductions in the total debt outstanding and increased interest income from the investment of available funds from common stock sales.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital was $6,286,388 and $3,148,595 at September 30, 1998 and December 31, 1997, respectively. The higher working capital at September 30, 1998 as compared to December 31, 1997 was primarily the result of the receipt of proceeds from the Company's private offering completed in August 1998, offset in part by a larger net loss incurred in the first three quarters of 1998 as compared with 1997. On July 23, 1998, the Company commenced a private offering of its Common Stock and completed the offering on August 21, 1998. The offering was conducted pursuant to Rule 506 of Regulation D under the Securities Act. The Company sold 654,508 shares at $13.75 per share to accredited investors including GE Capital, a wholly owned investment management subsidiary of General Electric Company, and Whittier Trust. The Company engaged Allen & Company Incorporated and Mitchum, Jones & Templeton to act as placement agents for the offering, each of which received a placement fee of 5% of the purchase price per share for shares placed by them. These shares were subsequently registered for resale via the Company's Form SB-2 filed with the Securities and Exchange Commission on September 24, 1998. The registration statement became effective on October 9, 1998.

          In 1997, the Company entered into a master lease agreement with a Bank which provided up to $400,000 of credit to the Company for the lease of certain computer and office equipment and furniture for a period of three years and contains an option to acquire the equipment at the end of the lease term. The lease provisions require the Company to maintain $200,000 in a certificate of deposit at the bank as collateral for the lease and to deposit additional funds if the Company's available cash and cash equivalents are not maintained above $850,000. In June 1998, the Company determined that it was in breach of one of the financial covenants contained in its $400,000 lease financing arrangement. The Company received a waiver from the bank in August 1998. The Company has been in compliance with the Bank's lease provisions since receiving the waiver.

          The Company incurred increased capital expenditures in 1998 as compared to 1997 primarily due to the purchase of computer equipment required to support increased marketing and technical activities and personnel and the operation of three facilities in 1998 as compared to one facility in 1997. The Company incurred capital expenditures of $328,547 and $304,621 in 1998 and 1997 respectively for the Santa Rosa facility, and $51,672 and $17,736 in 1998 and 1997 respectively for the Hawaii facility. In August 1998, the Company leased additional office space for a Research and Development facility in Santa Rosa, as well as moved to a larger leased facility in Hawaii. Both of these events will require additional expenditures for leasehold improvements, furniture and computer equipment, which are expected to be incurred by the end of 1998.

          The Company has historically relied upon proceeds from the sale or issuance of its common shares and from the issuance of notes payable and lease financing to satisfy its working capital requirements. The Company expects to continue to depend upon equity financing to fund operations and satisfy its working capital needs until it is able to generate significant sales or achieve profitability. There can be no assurance that the Company will achieve sales of the magnitude to generate sufficient cash flow from operations to continue to execute its business plans. However, the Company believes that the potential revenue to be realized from the rollout of its current contracts, its current cash resources, including proceeds from its current private placement, and available trade and other credit facilities are sufficient to meet its present anticipated working capital needs for the next twelve months. In the event the Company is unable to generate significant revenues from the rollout of its current contracts or additional contracts the Company may negotiate, the Company will be required to seek alternative sources of financing to fund its operations. The Company's estimate of its cash requirements and its ability to meet them are forward-looking statements, and there can be no assurance that the Company's cash requirements will be met without additional debt or equity financing. There can be no assurance that, if needed, additional financing will be available on acceptable terms to the Company, if at all.

YEAR 2000

          During recent years, there has been significant global awareness raised regarding the potential disruption to business operations worldwide resulting from the inability of current technology to process properly the change from the year 1999 to 2000. The Company is aware of the potential year 2000 problem, and has undertaken a Year 2000 project to address the Company's readiness and exposure to Year 2000 issues. The Year 2000 project addresses the Company's products; internally used operating systems, software, and other technology; and third party vendors and suppliers. Each of these areas is discussed below.

          The Company believes that it has substantially identified and resolved all potential Year 2000 problems with any of the products that it develops and markets. In order to confirm its belief, the Company has implemented an ongoing program to test its products for Year 2000 issues. The Company believes that if any Year 2000 issues are identified, the Company will be able to correct the problem with a minimal cost or time investment. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's products have been identified or corrected due to the fact that these products interact with other third party vendor systems not under the Company's control (see below). In addition, the Company's evaluation is based on a limited number of actual customer installations.

          The Company is in the process of identifying all internally used operating systems, software, and other technology that may be impacted by the Year 2000 problem. This process is expected to be completed by the end of the fourth quarter 1998. Once the internally used operating systems, software, and technology are identified, the Company will assess the Year 2000 exposure through testing and vendor inquiry. Material operating systems, software, and other technology deemed to be adversely affected by the Year 2000 problem will be upgraded or replaced. In addition to operating systems, software, and other technology, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone systems, security systems, elevators, and other common devices may be affected by the Year 2000 problem. Until the Company's assessment is complete, the Company cannot give an estimate of potential costs to mitigate or resolve any Year 2000 problems.

          The Company is in the process of identifying major suppliers and other third party vendors integral to the operations of the Company's business. Once identified, the Company will initiate communications with those suppliers and third party vendors to assess their readiness to deal with Year 2000 problems. As part of the Year 2000 project, the Company will identify alternative providers of products and services deemed material to the Company's operations. This process is expected to be completed by the end of the first quarter 1999. However, the Company has no control over and cannot predict the corrective actions of these third party vendors and suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems related to third party products and services, there can be no assurance that it will be successful in resolving any such problems. Any failure of these third party vendors and suppliers to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

          The discussions of the Company's efforts relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the associated level of incremental costs could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and other unanticipated problems. The failure to correct a material Year 2000 problem could result in an interruption of certain normal business activities or operations. Such failures could materially affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, the Company is unable at this time to determine those consequences. The Company believes that, with the completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced or eliminated.

                                       PART II

                                  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          The Company offered shares of its Common Stock in a private offering in July and August 1998 pursuant to Rule 506 of Regulation D under the Securities Act. The Company sold 654,508 shares at $13.75 per share to accredited investors, resulting in gross proceeds to the Company of $8,999,485. The Company engaged Allen & Company Incorporated and Mitchum Jones & Templeton to act as placement agents for the offering, each of which received a placement fee of 5% of the purchase price per share for shares placed by them. These shares were subsequently registered for resale via the Company's Form SB-2 filed with the Securities and Exchange Commission on September 24, 1998. The registration statement became effective on October 9, 1998. The Company will not receive any of the proceeds from the resale of any of the shares of Common Stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          In 1997, the Company entered into a master lease agreement with a Bank which provided up to $400,000 of credit to the Company for the lease of certain computer and office equipment and furniture for a period of three years and contains an option to acquire the equipment at the end of the lease term. The lease provisions require the Company to maintain $200,000 in a certificate of deposit at the bank as collateral for the lease and to deposit additional funds if the Company's available cash and cash equivalents are not maintained above $850,000. In June 1998, the Company determined that it was in breach of one of the financial covenants contained in its $400,000 lease financing arrangement. The Company received a waiver from the bank in August 1998. The Company has been in compliance with the Bank's lease provisions since receiving the waiver.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          As of October 30, 1998, the Company's Common Stock was accepted for trading on the NASDAQ SmallCap Market, and will continue to trade under the ticker symbol "PTHW".

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               Exhibit 10.1 Letter of Intent, dated September 22, 1998, between The Pathways Group and Coca Cola Bottling Company of Hawaii.

               Exhibit 10.2 Sprinticket Equipment Purchase, Credit Card Authorization, and Transaction Processing Agreement, dated September 28, 1998, between The Pathways Group and Winter Park Resort.

               Exhibit 27     Financial Data Schedule

          b.   Reports on Form 8-K

               None.

                               THE PATHWAYS GROUP, INC.

               Index to Consolidated Financial Statements (Unaudited)
                  for the Fiscal Quarter Ended September 30, 1998



Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Cash Flows                                        F-4

Notes to Consolidated Financial Statements                                   F-5


CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                 September 30,     December 31,
                                                     1998              1997
                                                 -------------     ------------
                      ASSETS
Current assets:
     Cash and cash equivalents                   $ 7,014,689      $ 3,759,720
     Accounts and interest receivable                110,480           66,493
     Inventory                                       266,693          202,749
     Prepaid expenses and deposits                    75,756          101,407
                                                 -----------      -----------

          Total current assets                     7,467,618        4,130,369

Restricted cash                                      200,000           70,500
Software, net                                      1,348,749        1,605,098
Property and equipment, net                        1,070,020          722,678
Other assets                                         119,609          188,195
                                                 -----------      -----------

          TOTAL ASSETS                           $10,205,996      $ 6,716,840
                                                 ===========      ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks, current maturities  $   454,387      $   551,991
     Accounts payable                                550,312          206,986
     Accrued expenses                                176,531          222,797
                                                 -----------      -----------
          Total current liabilities                1,181,230          981,774

Notes payable to banks, net of current maturities    196,124          509,900
                                                 -----------      -----------

          TOTAL LIABILITIES                        1,377,354        1,491,674
                                                 -----------      -----------
Stockholders' equity:
Preferred stock, $0.01 par value;
1,000,000 shares authorized; no shares
issued and outstanding

Common stock, $0.01 par value;                   $   135,657      $   129,045
50,000,000 shares authorized;
13,565,662 and 12,904,487 issued
and outstanding at September 30,
1998 and December 31, 1997 respectively

Additional paid in capital                        26,454,756       18,052,730
Accumulated deficit                              (17,761,771)     (12,956,609)
                                                 -----------      -----------

     TOTAL STOCKHOLDERS' EQUITY                    8,828,642        5,225,166
                                                 -----------      -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                  $10,205,996      $ 6,716,840
                                                 ===========      ===========

                 The accompanying notes are an integral part of the
                         consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            FOR THE
                                                      THREE MONTHS ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                     1998             1997
                                                 -----------      -----------
Sales, net                                       $     8,698      $    23,306
Cost of sales                                          3,199            8,285
                                                 -----------      -----------
     Gross profit                                      5,499           15,021
                                                 -----------      -----------

Selling, general and administrative expenses       1,620,496          657,593
Amortization of software                             171,915          151,436
Depreciation                                         110,472           62,862
                                                 -----------      -----------
     Total operating expenses                      1,902,883          871,891
                                                 -----------      -----------

Loss from operations                              (1,897,384)        (856,870)

Net interest income (expense)                         29,955           16,851
                                                 -----------      -----------

     NET LOSS                                    $(1,867,429)     $  (840,019)
                                                 ===========      ===========

     Net loss per share (basic and diluted)      $     (0.14)     $     (0.07)

     Weighted average shares outstanding
      (basic and diluted)                         13,213,151       12,360,702

                                                           FOR THE
                                                       NINE MONTHS ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                     1998             1997
                                                 -----------      -----------
Sales, net                                       $    22,578      $    58,397
Cost of sales                                          6,700           18,024
                                                 -----------      -----------
     Gross profit                                     15,878           40,373
                                                 -----------      -----------

Selling, general and administrative expenses       4,067,900        1,766,043
Amortization of software                             499,120          440,990
Depreciation                                         289,052          138,903
                                                 -----------      -----------
     Total operating expenses                      4,856,072        2,345,936
                                                 -----------      -----------

Loss from operations                              (4,840,194)      (2,305,563)

Net interest income (expense)                         35,031          (63,675)
                                                 -----------      -----------

     NET LOSS                                    $(4,805,163)     $(2,369,238)
                                                 ===========      ===========

     Net loss per share (basic and diluted)      $     (0.37)     $     (0.20)

     Weighted average shares outstanding
      (basic and diluted)                         13,008,505       11,944,369

                  The accompanying notes are an integral part of the
                          consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                           FOR THE
                                                       NINE MONTHS ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                     1998             1997
                                                 -----------      -----------
Cash flows from operating activities:
  Net loss                                       $(4,805,163)     $(2,369,238)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation                                    289,052          138,903
     Amortization of software                        499,120          440,990
     Effects of changes in operating
      assets and liabilities:
       Accounts and interest receivable              (43,987)          16,143
       Inventory                                     (63,944)         (22,659)
       Prepaid expenses and deposits                  25,651         (104,082)
       Other assets                                      498           (3,840)
       Accounts payable                              343,326         (245,912)
       Accrued expenses                              (46,265)        (148,574)
                                                 -----------      -----------

         Net cash used in operating activities    (3,801,712)      (2,298,269)
                                                 -----------      -----------
Cash flows from investing activities:
  Capital expenditures                              (518,306)        (399,728)
  Capitalized software development costs            (242,771)        (384,988)
  Restricted cash                                   (129,500)          --
  Advance to Scrip Advantage                         (50,000)          --
                                                 -----------      -----------

         Net cash used in investing activities      (940,577)        (784,716)
                                                 -----------      -----------

Cash flows from financing activities:
  Net proceeds from stock sold in private
  placement and initial public offering            8,401,504        4,857,958
  Principal payments on convertible debentures       --                (2,500)
  Principal payments on notes payable to banks      (411,380)         (34,750)
  Proceeds from stock option exercise                  7,134            7,134
  Repurchase of common stock                         --               (28,000)
                                                 -----------      -----------
        Net cash provided by financing activities  7,997,258        4,799,842
                                                 -----------      -----------

Increase in cash and cash equivalents              3,254,969        1,716,857
Cash and cash equivalents, beginning of period     3,759,720        2,390,127
                                                 -----------      -----------

Cash and cash equivalents, end of period         $ 7,014,689      $ 4,106,984
                                                 ===========      ===========

                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


     1.   UNAUDITED INTERIM FINANCIAL INFORMATION

          The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the periods ended September 30, 1998 and 1997 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its December 31, 1997 Form 10-SB and Form 10-SB/A-1 (File No. 000-24119) filed with the Securities and Exchange Commission.

     2.   THE COMPANY

          The accompanying consolidated financial statements include the accounts of The Pathways Group, Inc. ("TPG") and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. TPG's subsidiaries include Pathways International, Ltd. ("PIL"), SPRINTICKET, Inc. ("ST"), PT Link, Inc. ("PT Link") and The Pathways Group, Inc., a wholly owned subsidiary incorporated in the State of Hawaii. TPG and its subsidiaries (the "Company") are primarily engaged in providing specialized transaction processing services through the development of proprietary software and hardware systems including credit card and multiple application smart card technologies. The Company derives its revenue principally from transaction processing fees charged to the merchant and the sale of related terminals, hardware systems and smart cards. The Company has invested heavily in designing and developing its proprietary hardware and application software systems and in establishing and expanding its sales and marketing capabilities. The Company plans to continue these efforts in preparation for, and in anticipation of, the growth in smart card-based electronic commerce that the Company anticipates will create a substantial market for its data and transaction processing services.

     3.   INVENTORIES

          Inventories consisted of the following:

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1998             1997

                                                  -------------    ------------
Smart cards and related packaging                  $ 167,328        $ 149,204
Smart card terminals and computer hardware            99,365           53,545
                                                   ---------        ---------
                                                   $ 266,693        $ 202,749
                                                   =========        =========

     4.   Capital Stock Transactions/Initial Public Offering

          PURCHASE OF MINORITY INTEREST

          In March 1997, TPG acquired all of the remaining minority interest in its majority-owned subsidiary, ST, through a payment of $75,000. This transaction was accounted for as a purchase in accordance with generally accepted accounting principles. The purchase price of $75,000 was allocated to software and is being amortized in accordance with the Company's amortization policy.

          REINCORPORATION

          In May 1997, TPG reincorporated in the State of Delaware. At such time, the number of authorized shares of common stock was reduced to 50,000,000, the par value of common shares was changed to $0.01, and 1,000,000 shares of preferred stock were authorized. All prior periods presented have been adjusted to reflect these changes in the capital stock accounts.

          AGREEMENTS WITH AND LOAN TO SCRIP ADVANTAGE

          In June 1998, the Company signed a contract with Scrip Advantage of Fresno, California to provide its proprietary Smart Script-TM- electronic scrip and gift certificate product to Scrip Advantage and its members. The agreement with Scrip Advantage calls for the Company to sell terminals to participating merchants and smart cards to non-profit organizations and their members. In addition, the Company will receive a fee for each smart card, debit or credit card transaction processed. The agreement is for a term of three years with annual renewals and includes early termination provisions for both parties under certain conditions, including the failure of Pathways to provide Scrip Advantage with competitive pricing.

          In connection with the agreement with Scrip Advantage, the Company has advanced $50,000 to Scrip Advantage in exchange for a demand promissory note. The note is convertible into equity of Scrip Advantage at the Company's option. In addition, Scrip Advantage has agreed to elect a Company designee to its Board of Directors. Initially, Carey F. Daly II, the President and Chief Executive Officer of the Company, has been elected to such Board.

          STOCK OFFERINGS.

          In July 1997, the Company received net proceeds of $4,857,956 from the sale of 833,333 shares of common stock. These shares were sold pursuant to Regulation A under the Securities Exchange Act of 1933. As of October 30, 1998 the Company's common stock is traded in the NASDAQ SmallCap Market under the trading symbol PTHW.

          In August 1998, the company received net proceeds of $8,401,504 from the sale of 654,508 shares of common stock. The offering was conducted pursuant to Rule 506 of Regulation D under the Securities Act. These shares were subsequently registered for sale pursuant to a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on October 9, 1998.

     5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                    FOR THE          FOR THE
                                                  NINE MONTHS      NINE MONTHS
                                                    ENDING           ENDING
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      1998             1997
                                                  -------------    -------------
Cash paid for interest                               $85,341         $143,810
Non-cash transactions:
     Notes payable converted to common stock              --           $3,000

          In April 1997, the Company changed suppliers of its smart card terminals and readers. In connection with this supplier change, the Company returned $122,378 of smart card terminals previously recorded as inventory and accounts payable to its former supplier. On December 31, 1997, the Company recorded other assets of $118,088 for deposits on property and equipment. During 1998, these items were placed in service.

     6.   BANK AGREEMENTS

          In 1997, the Company entered into a master lease agreement with a Bank which provided up to $400,000 of credit to the Company for the lease of certain computer and office equipment and furniture for a period of three years and contains an option to acquire the equipment at the end of the lease term. The lease provisions require the Company to maintain $200,000 in a certificate of deposit at the bank as collateral for the lease and to deposit additional funds if the Company's available cash and cash equivalents are not maintained above $850,000. In June 1998, the Company determined that it was in breach of one of the financial covenants contained in its $400,000 lease financing arrangement. The Company received a waiver from the bank in August 1998. The Company has been in compliance with the Bank's lease provisions since receiving the waiver.

     7.   EARNINGS PER SHARE

          The Company calculates earnings per share based on SFAS No.128, "Earnings Per Share". Basic earnings per share is calculated using the average number of common shares outstanding. Potentially dilutive shares resulting from common stock options have been excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 1998 and 1997 as they are antidilutive. The number of common stock options outstanding at September 30, 1998 and 1997 that could be potentially dilutive are 410,833 and 213,333, respectively.

                                      SIGNATURE

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE PATHWAYS GROUP, INC.



                                        By /s/ CAREY F. DALY, II
                                           ----------------------------
                                           Carey F. Daly, II
                                           President and Chief Executive Officer



Date:  November 13, 1998