Form 10-K
period 1998-12-31
PATHWAYS GROUP INC
filed 1999-03-31
CIK 1039759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

                         Commission file number   0-24119
                                                -----------

                            THE PATHWAYS GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                     91-1617556
------------------------------------------------   -----------------------------
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

14201 NE 200th Street, Woodinville, Washington                     98072
------------------------------------------------   -----------------------------
   (Address of principal executive offices)                     (Zip Code)

                                 (425) 483-3411
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:

                                                Name of Each Exchange
           Title of Each Class                   on Which Registered
           -------------------                   -------------------
      Common Stock, par value $.01 per share           NASDAQ

      Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes |X|      No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
|_|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days prior to the date of filing: $100,964,630 as of March 24, 1999. The aggregate market value was based upon the closing price for the Common Stock, par value $.01 per share, of the registrant as quoted by the NASDAQ for such date.

             (APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |_|      No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1999, 13,565,662 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly descried for identification purposes (e.g., annual report to security holder for fiscal year ended December 24, 1980). NONE.

                                     PART I

Item 1.     BUSINESS

            The Pathways Group, Inc. and its subsidiaries ("Pathways" or the "Company") designs, markets and services custom smart card applications. The Company develops unique solutions for creating and processing data and ensuring secure electronic transactions by utilizing proprietary hardware and application software systems. Pathways' technology establishes electronic commerce in closed system environments. A key element of the Company's business plan is the processing of transactions associated with its current and prospective smart card installations. The Company also manufactures and markets automated ticketing kiosks that the Company anticipates will be integrated with its smart card- based business solutions.

            The Company was organized in 1993 as a Washington corporation whose operations are the successor to Pathways International, Ltd., which was incorporated in the state of Washington in June 1988. In May 1997, the Company reincorporated in Delaware. The Company's executive offices are located at 14201 NE 200th Street, Woodinville, Washington 98072 and its telephone number is (425) 483- 3411. A primary processing center opened in September 1997, located at 1221 North Dutton Avenue, Santa Rosa, California 95404, and its telephone number is
(707) 546-3010. A sales and marketing office is located at Grosvenor Center, 2500 Makai Tower, 733 Bishop Street, Honolulu, Hawaii 96813.

            The Company's shares are currently traded on the NASDAQ SmallCap market under the symbol "PTHW".

            The Company believes that it is unique in the smart card industry in that it provides "cradle to grave" solutions as a full service hardware integrator, software developer and backroom transaction processor. By adopting this market strategy, the Company believes that it can become a leading developer and marketer of integrated smart card software systems and that it is positioned to provide customers sophisticated smart card business solutions across a wide range of applications. The Company's systems accommodate credit and debit payment methods in addition to smart cards.

            A smart card is a credit card-sized plastic card in which an integrated circuit, usually containing a microprocessor and reusable memory, has been embedded. In their simplest form, smart cards provide memory storage capabilities, such as cash cards, in which the card is discarded after the value stored on the card is depleted, or "read only" cards, in which stored information may be entered, accessed and modified by terminals and computers. Most smart cards, including the Company's smart cards, are more sophisticated. Information and software can be stored on such cards by reading and writing to the card's microprocessor chip and can be easily, securely and accurately accessed and manipulated by electronic data processing equipment. The versatile nature of the smart card technology allows it to be adapted for use over diverse applications ranging from medical record storage to electronic money.

            Smart cards first appeared in the 1970s in France, and at present smart card technology is established and extensively used in Europe and Asia. The research firm, Dataquest, estimates that approximately 156 million cards were in circulation worldwide at the end of 1996, that the 1996 worldwide smart card market exceeded $1.2 billion in sales and that the market will approach $3 billion in sales by the year 2000. (Source: Don Cunningham, Global Journal of Advanced Card Technology, Smart Card Industry Association, 1997.)

            Smart card installations within Europe dominate the worldwide smart card industry with a 70% share. It is predicted by the year 2000 that the United States and the Asia-Pacific region will account for 25% of the global market. (Source: Don Cunningham, Global Journal of Advanced Card Technology, Smart Card Industry Association, 1997.) The French were the first to develop practical smart card technology and applications. Roland Moreno, a Frenchman and the founder of Innovatron, is considered by many to be the pioneer of smart card technology. Today, the majority of chip card manufacturers are licensees of Innovatron. Initially installed only in pay telephones, smart cards are now being used for transportation, car parking, arcade games and vending machines. Any coin operated machine can be converted to a smart card format. Other possible applications include ATMs, point-of-sale terminals, personal computers, electronic ticketing and automatic fare collection.

            The Company believes that smart card technology represents the next step in the evolution of credit/debit financial services and related products and services. Smart card systems differ from other payment mechanisms in their ability to store securely large quantities of data on a credit-card sized medium by means of a microprocessor chip. The sophisticated encryption algorithms and other security mechanisms that the chip employs provide information protection. The Company's products address the needs of the healthcare and affinity group markets, among others, with multiple purse and banking products nearing completion of development.

            In addition, a major factor in the rapid growth of smart card usage is the ability to process small transactions. Smart card technology eliminates the need to carry cash and coins for most day to day transactions. By enabling an individual to exchange information and payment through one portable platform, the Company expects that this technology will open up new opportunities with regard to the way people interact with financial institutions, healthcare providers, retailers and others. All information-based industries are candidates for smart card conversion.

            The Company anticipates that while it will continue to realize revenue from transaction processing, significant additional revenue growth opportunities exist in the area of developing, marketing and, when appropriate, providing transaction processing services to a variety of markets, many of which the Company does not at present serve. The Company believes that these opportunities include the academic campus, retail, banking, travel and traditional healthcare markets.

            The Company's core technology involves the development of smart card application systems and solutions. This core technology has been customized for prepaid alternative health care, the retail affinity and the banking and educational institutions markets, but such technology is capable of being customized for other markets. The Company is encouraged by the results of these initial programs, and believes that such pilot programs will lead to the national rollouts of such products.

            While the Company's initial programs and other smart card applications were being designed and developed, the Company's revenues initially were derived largely from credit and debit card transaction processing fees from its automated ticketing kiosk software. As the Company's resources are being increasingly devoted to the realization of the smart card application system component of the Company's business plan, revenues from the automated kiosk business declined. The Company considers the automated ticketing kiosk business integral to its plans for becoming a full-service smart card designer, developer and provider. It intends to continue to use those devices in the ski and amusement markets that the Company has already penetrated, as well as to expand into other markets and integrate its current capabilities to include the processing of smart card transactions in addition to debit and credit card processing. It is anticipated that the Company's kiosks will serve as smart card dispensing, "reloading" and transaction processing points.

            The following lists the Company's principal subsidiaries and their respective businesses:

            o SPRINTICKET, Inc. ("SPRINTICKET") provides credit card transaction processing for ski areas and amusement parks utilizing SPRINTICKET's proprietary hardware and software. SPRINTICKET marketed proprietary ticketing machines and software manufactured under contract by Pathways International, Ltd. In September 1996, the Company acquired
                  21.29 percent of the outstanding common stock of SPRINTICKET, which constituted substantially all of the remaining minority interest in this subsidiary. Prior to such acquisition, the Company owned 77.53 percent of Sprinticket. In early 1997 the Company purchased the remaining approximately 1.18 percent of SPRINTICKET for cash.

            o The Pathways Group Inc., a Hawaii corporation, was organized to market the Company's products in Hawaii and Asia.

            o Pathways International, Ltd. retains the copyright for an automated non-profit organization accounting system which is no longer being marketed. Since its inception, Pathways International was the corporation through which the Company first conducted its software development and hardware manufacturing under contract with companies which later became part of the Company.

SMART CARD TECHNOLOGY

            Owning a smart card is similar to carrying a computer in a handbag or wallet. Pathways expects that smart cards will eventually replace everything people carry in their wallets, including driver's licenses, other important personal identification, credit cards and cash. Smart cards offer consumers the ability to transmit payment and information data across a point-of-sale terminal securely and conveniently.

            Over the long term, the Company believes that "multifunctionality" will become an increasingly important smart card feature. "Multifunctionality" means that several applications will be combined on one card. A card may contain many sections that may include personal information, health care data, a prepaid area and credit line access. The Company is currently developing smart card applications incorporating multifunctionality technology. As smart cards are developed to store highly personal information, card security will be required to be more elaborate in order to achieve consumer acceptance of the technology.

            A smart card is a plastic card, approximately the size of a credit card, which comprises an integrated circuit that usually contains a microprocessor and reusable memory. Smart cards range from simple single application cards to sophisticated multi-application cards. A memory card is the most simple type (also known as a "dumb" smart card). This type of card can only store data and is discarded after the value stored on the card is depleted. It is difficult to copy but offers no protection from loss nor does it contain inherent processing power without the intervention of sophisticated terminal level software. "Read only" cards store information that may be input, accessed and modified by terminals and computers. They also do not contain inherent processing power without the intervention of sophisticated terminal level software. A more complex card may have one password to restrict its use to one person or machine. Most cards, including the Company's smart cards, are more sophisticated. Electronic data processing equipment can accurately and securely store and manipulate information on such cards by reading and writing to the card's microprocessor chip. The most sophisticated cards can manipulate several passwords and can utilize authentication and ciphering techniques to provide total security. The latest card types are now beginning to support the JAVA language to allow for greater flexibility and compatibility across card manufacturers, terminal manufacturers and many processing platforms.

            Although many smart cards today incorporate both magnetic stripe technology and chip technology, the Company believes that chip technology will increasingly become the preferred medium. Chip technology is more difficult to counterfeit and can store up to 80 times more data than a magnetic stripe. The majority of chip cards contain one to four kilobytes of memory; however, it is the Company's understanding that a 16-kilobyte card will be introduced this year by the card manufacturers and that a 64-kilobyte card is currently in prototype form. If and when such cards are introduced, the Company will seek to utilize the latest technology in developing software for such cards. The primary benefit of this computing power is that a single card performs numerous functions. For example, the card can be programmed to effect payment for goods or to provide personal health information. In addition, transactions conducted with a smart card can be authorized offline, unlike magnetic stripe cards, which do not have the capability to interface with remote processing systems. Cards can also be further defined as either a contact or a contactless card. A contact card must be directly placed into a reading terminal. Contactless technology utilizes radio frequencies and requires no direct contact between the card and the reader. Advantages of a contactless card are convenience and speed. The user simply passes the contactless card within several inches of the reader, the transaction data is downloaded to the reader and a return message is recorded in the card.

            To produce each smart card application for a particular client, the Company must develop customized software and integrate appropriate hardware technology to adapt the card to the customer's needs. The Company believes that its engineers have sufficient expertise in hardware technology and computer programming languages necessary for such development efforts. The manufacturing cost of a card varies from less than $1 to approximately $10 depending on the amount of information the smart card holds and the complexity of the microprocessor. Similarly, the cost of a reader terminal can vary from $500 to $2,000, depending on the complexity and functionality of the terminal.

CURRENT PRODUCTS AND PILOT PROGRAMS

            AFFINITY GROUP PROGRAMS. The Company has developed applications which address the current trend in retail environments of rewarding repeat customers. In addition, the Company has developed an electronic scrip application for use in fund-raising activities for non-profit organizations. This product allows members of the non-profit organization to purchase electronic gift certificates from intermediaries, and upon redemption of such electronic gift certificate at a merchant, the merchant contributes a predetermined discount to the specific non-profit organization. The Company believes that individuals utilize the scrip because it enables them to make donations to charity by spending money on everyday purchases of products and that member retailers find such programs an attractive marketing strategy for their products.

            The Company signed a contract in June 1998 with Scrip Advantage of Fresno, California to provide its proprietary SmartScrip (TM), Electronic Scrip and Gift Certificate product to Scrip Advantage and its members. The system being installed was originally intended to be used in a pilot program for a company called "SCRIP Plus," which was owned by the Signature Group, a wholly owned subsidiary of Montgomery Ward and one of the largest paper scrip fundraising resellers in the country. When Montgomery Ward filed for bankruptcy, SCRIP Plus was unable to support the signed pilot agreement with Pathways. Accordingly, Pathways delayed installation and has now negotiated a new contract with Scrip Advantage, which was started by the previous chief executive officer of SCRIP Plus.

            The agreement with Scrip Advantage calls for the Company to sell terminals to participating merchants and smart cards to non-profit organizations and their members. In addition, the Company will receive a fee for each smart, debit or credit card transaction processed. The term of the agreement is for three years, with annual renewals, and the agreement includes early termination provisions for both parties under certain conditions, including the failure of Pathways to provide Scrip Advantage with competitive pricing. The Company has not yet recognized any revenues from the Scrip Advantage contract.

            In connection with the agreement with Scrip Advantage, the Company has advanced $50,000 to Scrip Advantage in exchange for a demand promissory note. The note is convertible into equity of Scrip Advantage at the Company's sole option. In addition, Scrip Advantage has agreed to elect a Company designee to its Board of Directors. Initially, Carey F. Daly II, the President and Chief Executive Officer of the Company, will be elected to such Board. See "Certain Relationships and Related Transactions".

            INTERNET COMMERCE MARKET. In December 1998, the Company signed a letter of intent with LinkOpp Marketing, Inc, a start-up internet company. The letter of intent anticipates a contract between The Pathways Group and LinkOpp to provide a set of "turn-key" smart card solutions for LinkOpp's national membership, currently transacting business on the Internet. These solutions include the adaptation of the Company's existing smart card technology and processing and related backroom support services. Under the terms outlined in the letter of intent, LinkOpp anticipates purchasing up to 1.5 million smart cards from the Company, which will be issued to the LinkOpp membership as a part of the initial rollout of LinkOpp projects. The Company and LinkOpp are presently negotiating a contract based upon the signed letter of intent, but there can be no assurance that such contract will be completed, or if completed, will be profitable.

            Hawaii Student Card. The Company is in progress with a pilot program in the State of Hawaii for the implementation of an electronic school lunch program, with later expansion to include student identification, bus transportation and student prepaid activities. After completion of the pilot, if deemed successful by the Department of Education, the Company anticipates it will negotiate a rollout schedule for the remaining schools in the State of Hawaii. The Company has also signed a letter of intent with Coca-Cola Bottling of Hawaii, which provides for Coca-Cola's and Pathways' participation in offering incentive-based product purchase options to the school lunch program. The Coca-Cola program anticipates the award of loyalty points for cafeteria visits and the purchase of Coke products which will be redeemed at local participating merchants. The agreement anticipates co-marketing of the program to schools in Hawaii by the Company and Coca-Cola to include student identification, bus transportation and prepaid student activities.

            Consolidated Theatres. In February 1999, the Company entered into a letter of intent with Consolidated Amusement Company, Inc., in Honolulu, Hawaii. The letter of intent anticipates a contract between the Company and Consolidated Amusement Company, Inc. to provide an integrated loyalty- based smart card system which emphasized concession and box office purchases and also includes unattended electronic ticketing to a new "Eighteen-Plex" Consolidated Amusement Company theater located at the Pearlridge Shopping Center in Honolulu. The Company and Consolidated Amusement are currently negotiating a contract based on the signed letter of intent, but there can be no assurance that such contract will be completed, or if completed, will be profitable.

            Tikitbox II. SPRINTICKET, a subsidiary of the Company, manufactures and markets automated ticketing dispensers under the name Tikitbox(R) and provides credit card processing services in connection with those dispensers. Separate kiosks are provided for indoor and outdoor use. Indoor models have touch screens, full motion video and stereo sound. Base prices for kiosks are $15,000 to $20,000 and do not include the supporting hardware that varies according to client need. Customers for this equipment includes companies that issue some form of ticket that is required for access into any facility or any service. Markets for the SPRINTICKET products include travel, entertainment, leisure, government and health care.

            Prepaid Medical Benefit Cards. My Choice LLC, a defined benefits medical provider in the alternative medical care industry, utilizes a natural medicine benefit card developed by the Company. Use of the Company's card entitles the holder to a discount on natural medical services. The Company, pursuant to a development agreement with My Choice, designed a card holder issuance system, a medical provider acceptance and reimbursement system and a statistical database that drives an ACH type reimbursement. (ACH, or automated clearinghouse, is a system of electronic funds transfer to which most banks subscribe as an economic substitute for a wire transfer using the Federal Reserve System.) The development agreement contains customary provisions regarding termination, intellectual property rights, confidentiality, product warranties, indemnification and the like. Payment to the Company under the development agreement has been made periodically in connection with the attainment of defined milestones. In addition, under this agreement My Choice and its affiliates are entitled to most favored customer treatment and, for a specified period, to preferential pricing in the purchase of the hardware equipment related to the implementation and functioning of the product, which pricing may in no event exceed 118 percent of the actual cost of the equipment. The non-competition provision of the development agreement prohibits the Company for a five year period from engaging in business related to smart card systems that provide for cash payment in connection with naturopathic or homeopathic medical goods or services. Under the agreement, the Company represents that its products and services are free from material defect and do not infringe the intellectual property of third parties. The Company has also provided indemnification against the breach of such representations.

ADVANTAGES OF THE COMPANY'S PRODUCTS

            The Company's software products encompass a number of technological breakthroughs, which are discussed below. The most important aspect of the Company's smart card system is its seamless integration from card fulfillment, through claims adjudication, through customized transactional reporting, without dependency on third party commercial software products. Other advantages of the Company's products include:

            o SMART CARD ISSUANCE (FULLFILLMENT) WITH AUTOMATED DATABASE CREATION. Unlike other systems under development, the Pathways product utilizes the latest in database creation technology to facilitate a detailed tracking mechanism for all smart card transactions from issuance to payment and includes the ability to replace lost or stolen cards in a timely fashion. The nearest competitor continues to penalize the user with a "Lose it, you lose it" philosophy.

            o FULLY FUNCTIONAL MULTIPLE PURSE MODULES. The Pathways product, in its first release, possesses the ability to utilize multiple "purses", or functions, on the same card. This capability, for example, would allow a medical or insurance application to reside on the same card with a merchant loyalty program.

            o MIXED TRANSACTION (CREDIT/DEBIT/ATM CARD/SMART CARD) PROCESSING AT THE POINT OF SALE WITH ON-LINE AUTHORIZATION WHERE APPLICABLE. The Pathways product can be configured for the diverse communications and security protocols associated with debit, ATM and credit, as well as smart, card transactions. A debit card transaction or an ATM card transaction requires the introduction of a personal identification number ("PIN") for security purposes and require an telephone connection for purchase authorization. Credit cards normally require similar communication arrangements, although they rarely require a PIN number. Smart cards, in a secure application, always require a PIN number but normally only require a telephone connection to send end-of-day data for claim processing. Current competing developers are focused on the smart card requirements and have not addressed the other needs.

            o PRODUCT SERVICES PROVIDER CLAIM PROCESSING. A standard feature of the Company's product allows the consumer to use his or her smart card for non-smart card transactions, such as credit or debit card transactions. The software directs the transaction processing to the appropriate credit card processor for authorization and settlement. System sponsors may also avail themselves of the full suite of backroom services offered by Pathways.

            o AUTOMATED "E-BANK" CARD RECHARGE. A drawback facing smart card developers, integrators, issuers and processors is the inability of their smart cards to "recharge". The absence of sufficient funds to cover a transaction requires that the transaction be terminated and the card inserted into an ATM (not yet available) or a special location for recharge. The Company has developed technology that endows smart cards with recharging capabilities at the point of purchase, as well as enabling it to connect to electronic banking systems, thus creating an uninterrupted chain of cashless commercial transactions. The Company believes that its recharging capability is unique in the smart card industry.

            o AUTOMATED CLAIM ADJUDICATION AND SETTLEMENT THROUGH ACH. The Pathways system has the ability to submit a claim automatically to the operator of the prepaid funds pool (normally the card issuer), adjudicate the claim and trigger an ACH transfer of funds to the provider/merchant.

            o MANAGEMENT REPORTING (VIA AUTOMATED BANK ROOM). The Company provides claims adjudication by means of a Structured Query Language ("SQL") compliant database that can service substantially all management reporting needs. Every element of the database is positioned using "data pointers," which allows such information to be extracted for customized client reports.

            o ISO SMART CARD DEVELOPMENT TOOLKIT. The Company has developed a set of proprietary software tools that are the building blocks for all of its current and future applications. These tools are used to develop applications using the Rapid Application Development ("RAD") technique within the SQL paradigm. This technique allows the Company to combine its software modules to create a product satisfying its customer's needs in a shorter time period than would be possible in the absence of these toolkits

            All of the above modules are integrated seamlessly, to form a "cradle to grave" process which, to the Company's knowledge, is unlike any other system available at the current time.

STRATEGIC RELATIONSHIPS

            The Company has entered into a strategic relationship with Schlumberger, Ltd., a leading developer and producer of smart cards. The relationship with Schlumberger is designed to enable the Company to establish and maintain technological leadership, realize advantageous product pricing structures and expand its marketing and distribution channels. Schlumberger is an $8 billion worldwide conglomerate whose lines of business include oil field services, electronics and technology. The Company programs blank stock smart cards that are developed and manufactured by Schlumberger to meet specific application needs. Schlumberger has named Pathways its first "Preferred Associate" worldwide.

            The Company has extensive informal relationships with a variety of card and terminal manufacturers that the Company is currently evaluating for inclusion in its product line. The Company expects that the formation of strategic alliances, both formal and informal, with such entities will be an integral element in expanding its product offerings.

COMPANY STRATEGY AND PRODUCT DEVELOPMENT

            The Company's objective is to become a leading provider of smart card solutions across a wide range of applications. The Company focuses its marketing strategy on product development and innovation in the area of smart card and debit card technology with the goal of capturing the transaction processing revenue segment of such business. Transaction processing includes a network of "backroom" services that include maintaining and updating appropriate databases to reflect all information on user cards and transactional changes to such information, effecting the movement of electronic money to and from a funds pool holder, and periodic reporting to all parties in the transaction.

            The Company hopes to realize its strategy to increase transaction fee revenue by focusing on smart card applications in consumer situations which necessitate card usage on a weekly or more frequent basis. The Company believes that it is currently the only full service hardware integrator, software developer and backroom transaction processor.

            The Company anticipates that while it will continue to realize revenue from transaction processing, significant additional revenue growth opportunities exist in the area of developing, marketing and, when appropriate, providing transaction processing services to a variety of markets, many of which the Company does not currently serve. The Company believes these opportunities include the academic campus, retail, banking, travel and traditional healthcare markets. The Company's product development efforts are focused on software and systems for smart card applications. The Company has identified the following industries as those best suited to benefit from smart card technology and has commenced research and development efforts aimed at meeting perceived needs:

            o AFFINITY PROGRAMS. The trend in retail, fund raising (as discussed above with respect to Scrip Advantage) and other repeat customer businesses is the move toward customer rewards. This application represents a tremendous opportunity and an explosive growth area, which is virtually untapped. By incorporating a smart card into a traditional point of sale application, the retailer will realize complete tracking of all aspects of the sales process including the ability to reward repeat customers with premiums or discounts through the use of a smart card without the traditional computerized infrastructure. Retailers could use the data accumulated to target market areas not being penetrated and focus marketing and advertising costs on those areas.

            o RETAILING. All types of retailing can be embraced and enhanced with smart card technology. The Company believes that providing a cardholder a large number of retail or point of sale venues in which to use a smart card will significantly increase the adoption of smart card technology. The retail sector encompasses everything from "Mom and Pop" stores to national department stores. Retailers are acutely aware of the value of their contact with the consumer. The key to repeat business is to accurately identify and satisfy customer needs. Smart cards would enable retailers to track customer behavior and base marketing decisions gleaned from this valuable information. This technology can also reduce the risk of fraud, improve inventory management and offer the customer convenience and better service.

            o TRAVEL AND ENTERTAINMENT. The travel and entertainment industry holds great promise with regard to smart card applications. All categories that comprise this market, including air travel, car rentals, movie theaters, sporting events, restaurants, casinos, video stores, sports arenas, hotels and other venues would benefit from a multi functional card. This is an enormous global market with strong growth predicted for the near future. Business travelers in particular are bogged down by paper-based expense reimbursement. Paper-based reimbursement systems are hampered with the potential for fraud in addition to being costly to administer. Smart cards would enable businesses to more effectively monitor travel and entertainment expenses.

                  Smart cards offer solutions in terms of their ability to collect and disseminate data and conduct electronic commerce. Several major airlines have initiated smart card pilot programs that allow ticketless travel, store frequent flier miles and process payments. In a resort setting, a multifunction card allows an individual access to restaurants, shopping, sports and entertainment activities and lodging while keeping track of loyalty points.

            o GOVERNMENT SERVICES. The government is becoming involved in electronic commerce. The initial focus is centered on a national Electronic Benefits Transfer (EBT) recently proposed by Vice President Gore. One proposed and piloted application is to replace paper food stamps with a smart card. Such a change would eliminate the cumbersome printing, warehousing, transporting and disposal of this paper medium. Other applications could include the administration of welfare and Medicaid benefits and other government payments.

            o TRANSPORTATION. Opportunities exist to apply smart card technology to public and private transit systems, including bridge, tunnel and highway toll systems. Smart cards would significantly reduce the time spent and costs associated with collecting and processing fares and tolls. A multipurpose card could be used for taxis, trains, tolls and parking meters in addition to other small expenditures. Commercial vehicles could utilize this technology to store data about the cargo, the carrier, maintenance records and the driver.

            o HEALTH CARE. The Company believes that the healthcare industry, with its millions of participants and voluminous and individualized information and payment requirements, can benefit significantly from smart card technology. Smart cards can be designed to provide patient identification and medical record storage and retrieval, as well as electronic benefit transfers, determination of eligibility and drug interaction information. In an emergency situation, a quick assessment of vital information such as allergies, prescriptions and immunizations is critical for effective healthcare delivery. Additionally, patient cards can be used to improve and streamline administrative and billing procedures as well as insurance reimbursement.

MARKETING AND DISTRIBUTION

            The Company intends to market its electronic purse technology to any and all affinity groups where electronic cash is a viable medium. Although the Company expects to continue to market smart card systems directly through the Company's management and employees, the Company intends to establish strategic marketing alliances and licensing or other arrangements with systems integrators, value-added resellers and other smart card vendors and may also retain the services of sales representatives and marketing and other consultants. Distribution of product will be handled directly by Company sales and marketing staff.

            Service of smart card terminals and related equipment will be performed on a "Depot Repair/Hot Swap" service basis. "Depot Repair/Hot Swap" service is the process of replacing faulty equipment with functional equipment via "Express" transportation methods. Faulty units are repaired if possible at the depot.

COMPETITION

            Because smart cards are potential substitutes for the use of cash in the economy, the market for smart card applications is enormous. As smart cards constitute a relatively new technology, there is room for many participants in this market. Some companies currently involved in smart card development include but are not limited to: Bull, Card Europe, Gemplus, Innovatron, Philips Electronics, Racom Systems, Aladdin Knowledge Systems, MONDEX, MasterCard, Motorola, Schlumberger, Siemens, DigiCash, Cylink, AT&T Universal Card and Visa. All of these vendors are actively involved in producing smart card terminals. Some, like Schlumberger, also produce the actual smart card media.

            Although the Company is unaware of competitors providing its combination of products and services to the Company's targeted markets, a few competitors, or potential competitors (MONDEX, Diebold, VISA and Digicash, etc.) actually develop software applications to deal with issuance, acceptance and adjudication of smart card transactions. Pathways is presently one of a limited number of companies offering full service integration, software development and transaction processing of record to date in the United States. The Company believes its range of services and products are broader and more encompassing than any existing competitor.

RESEARCH AND DEVELOPMENT

            Smart card applications are the result of creating innovative solutions to the needs of consumers. This requires significant experience in software development and knowledge of a variety of business sectors. The Company has expended substantial resources in the development of its products. The Company has capitalized software development costs in the aggregate amount of $3,784,580 from inception through December 31, 1998, and $272,564 and $439,707 and $236,946 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company expensed $474,120 and $102,000 as research and development costs for the years ended December 31, 1998 and 1997, respectively.

GOVERNMENT REGULATION

            The Company can provide no assurance that a Federal, state or foreign agency will not attempt to regulate its activities.

            Regulation E of the Federal Reserve Board governs certain electronic funds transfers made by regulated financial institutions and providers of access devices and electronic fund transfer systems. Regulation E requires written receipt for transactions, monthly statements, pre-transaction disclosures and error resolution procedures. Although certain aspects of the Company's services may be subject to Regulation E, the Company believes that most of its services are not subject to Regulation E. There can be no assurance that the Federal Reserve Board will not require all of the Company's services to comply with Regulation E, or revise Regulation E, or adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs for the Company, and could also reduce the convenience and functionality of the Company's services, possibly resulting in reduced market acceptance. In addition, if the Federal Reserve Board challenges the Company's position, the costs of responding to such a challenge could result in significant drains on the Company's financial and management resources, which could result in significant drains on the Company's business, financial condition or operating results.

            The management believes that current state and federal regulations concerning electronic commerce do not apply to the current product line. However, there is a move towards taxation of Internet use by several states, including the state of Washington. There are some strategic plans under consideration to conduct commerce on the Internet using the Company's core technology. This technology is being developed with a strict eye on these legislative issues and the company management subscribes to industry watch publications that address these issues. Planning for such eventualities assures minimal interruption to the business of the Company should these laws be enacted.

COPYRIGHTS, TRADEMARKS, PATENTS, PROPRIETARY RIGHTS AND LICENSES

            As of December 31, 1998, the Company held no patents or other registered intellectual property rights with respect to its smart card products. The Company presently has filed applications to register the following marks with the U.S. Patent and Trademark Office: C.H.I.P. SMART CARD, COMPASS DESIGN (Company logo), C-TELLER, E-TELLER (U.S. and Canada), FUND MASTER, ISLAND ACCESS CARD, KEIKI CARD, KOKUA CARD, KOKUA KARD, MENEHUNE CARD, QUEST SMART CARD, RENAISSANCE, SMART GIFT CARD, SMART SCRIP (U.S. and Canada), SMART STUDENT CARD, THE BUS CARD, THE PATHWAYS GROUP & COMPASS DESIGN (Company logo), THE PATHWAYS GROUP INC., TIKITBOX, TSUNAMI CARD, V-TELLER and WIC SMART CARD.

            The Company seeks to register these marks generally on software, hardware, terminals, kiosks and other machines used in connection with transaction and database processing or electronic access cards or integrated chip cards.

            The Company may prepare applications for patent protection of toolkits for smart card programming applications as well as certain commercial applications of the technology. However, the Company has historically viewed these items as trade secrets and relied on protection under those rules. There can be no assurances that such rights will be granted, or if granted, will have any commercial value.

            Although the Company does not believe that its products or services infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in any costly litigation or require the Company to cease using, or obtain a license to use, intellectual property rights of such parties.

EMPLOYEES

            As of December 31, 1998, the Company had a total of 58 full-time employees. Key employees are employed under employment contracts, which includes a binding non-compete and non-disclosure clause. Each of Carey F. Daly, II, the Company's President and Chief Executive Officer, Mark T. Schuur, Senior Vice President and Chief Financial Officer, and Joseph Schuler, Senior Vice President, Business Development has an employment contract with the Company. The Company anticipates that it may substantially increase the number of its employees in the near term. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be very good.

Item 2.     PROPERTIES

            The Company leases its principal facilities totaling approximately 8,000 square feet in Woodinville, Washington. The lease expires in the year 2000. The Company expects that it will be able to renew such lease, or find replacement space, if necessary, on terms reasonably acceptable to it. The Company has also leased additional space for transaction processing, marketing and research and development operations in Santa Rosa, California, and a marketing office in Honolulu, Hawaii. The Company has executed a lease agreement in Honolulu, which allows the Company to accommodate a satellite transaction processing center. The Company anticipates that additional facility leases will be required to accommodate its growth plans.

Item 3.     LEGAL PROCEEDINGS

            Not applicable.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

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

            The Company's Common Stock has traded in the NASDAQ SmallCap Market under the symbol PTHW since October 1998. Previously, the Company's Common Stock was traded on the electronic bulletin board of the National Association of Securities Dealers.

            The approximate high and low closing prices for each fiscal quarter in the fiscal year ended December 31, 1997 (commencing in July 1997 when the Company first became a public company), and in 1998 to the date of this annual report were as follows:

                               Common Stock Prices
                    Fiscal Quarter           High        Low
                    ------------------------------------------
                    3rd Qtr 97.......... $   20.50    $   6.00
                    4th Qtr 97.......... $   26.50    $  19.00
                    1st Qtr 98.......... $   25.00    $  23.50
                    2nd Qtr 98.......... $   25.00    $  17.00
                    3rd Qtr 98.......... $  20.375    $  14.00
                    4th Qtr 98.......... $  19.125    $  13.00

            During the first quarter of fiscal 1999 (through March 26, 1999), the Company's Common Stock had a high price of $19.00 and a low of $13.00. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

            As of March 26, 1999, there were approximately 73 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, which shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds 350. The Company has not paid any cash dividends and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

Item 6.     SELECTED FINANCIAL DATA

            The following table contains selected financial information derived from the audited consolidated financial statements set forth elsewhere in this Form 10-K, and in the Company's filings on Form 10-SB, as amended, and Form SB-2, as filed with the Securities and Exchange Commission, and should be read in conjunction with such audited consolidated financial statements and notes thereto. The following tables summarize certain financial data derived from audited consolidated financial statements of the Company for the fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

                                                                            Year Ended December 31,
                                            ---------------------------------------------------------------------------------------
                                               1998                1997               1996               1995               1994
                                            -----------        -----------        -----------        -----------        -----------

Income Statement Data:

Operating revenues ..................       $    76,565        $    61,785        $   108,418        $   512,250        $   664,801

Gross profit ........................            41,702             42,293             43,224            443,169            459,697

(Loss) from operations ..............        (7,336,717)        (3,535,487)        (2,265,572)        (2,318,948)        (1,391,456)

Other Income (Expense) ..............            84,256            (51,034)          (567,305)          (332,599)          (521,585)

Net (Loss) before taxes .............        (7,252,461)        (3,586,521)        (2,832,877)        (2,651,547)        (1,913,041)
                                            -----------        -----------        -----------        -----------        -----------

Net (Loss) ..........................        (7,252,461)       $(3,586,521)       $(2,832,877)       $(2,651,547)        (1,913,041)
                                            ===========        ===========        ===========        ===========        ===========

(Loss) per share basic and
diluted .............................       $     (0.55)       $     (0.30)       $     (0.57)       $     (1.49)       $        --
                                            ===========        ===========        ===========        ===========        ===========

Balance Sheet Data:

Current assets ......................        $5,261,583         $4,130,369         $2,874,727            $92,827           $821,248

Total assets ........................         7,978,688          6,716,840          5,072,139          2,630,217          2,059,362

Long-term obligations
  under capital lease ...............                 0                  0                  0                  0                  0

Total liabilities ...................         1,613,020          1,491,674          2,110,544          5,332,238          3,829,936

Working capital .....................         3,819,466          3,148,595          1,496,074         (2,647,394)          (388,930)

Stockholders' equity
(deficit) ...........................         6,365,668          5,225,166          2,961,595         (2,702,021)        (1,770,574)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

            Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's Registration Statements on Form 10-SB, as amended, and Form SB-2 each as previously filed with the Securities and Exchange Commission. These risks and uncertainties include the rate of market development and acceptance of smart card technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

            The Company designs, markets and services custom smart card applications. The Company develops unique solutions for creating and processing data and ensuring secure electronic transactions by utilizing proprietary hardware and application software systems. Pathways' technology establishes electronic commerce in closed system environments. A key element of the Company's business plan is the processing of transactions associated with its current and prospective smart card installations. The Company also manufactures and markets automated ticketing kiosks that the Company anticipates will be integrated with its smart card applications.

RESULTS OF OPERATIONS

            REVENUES. The Company has generated limited revenues from operations to date as it has continued to develop and market its smart card systems. The Company believes it will continue to report minimal revenues until additional significant contracts are signed or until the existing contracts, discussed below, proceed through the pilot stage to a full rollout. The Company's revenues have consisted of credit card transaction processing fees from installation of its unattended ticketing kiosks in amusement and ski areas and the sales of unattended ticketing kiosks and the sale of smart cards and terminals from its initial smart card system developed and installed in 1996.

            Details of the Company's revenues for the last three fiscal years are as follows:

                                                          1998                      1997                        1996
                                                  ------------------        -------------------        -------------------
                                                     $           %             $            %              $           %
Transaction processing fees, net                   27,459      35.86%        39,009       63.14%         45,197      41.69%
Sale of kiosks, smart and affinity cards
and smart card terminals                           49,104      64.14%        22,774       36.86%         63,221      58.31%
                                                  -------      -----        -------       -----        --------      -----
         Total                                     76,565      100.0%        61,785       100.0%        108,418      100.0%
                                                  =======      =====        =======       =====        ========      =====

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

            In 1996, the Company began focusing its product development and marketing efforts towards its smart card systems. In 1997 and 1998, the Company developed an upgraded version of its unattended kiosk to, among other things, accommodate acceptance and vending of smart cards and also engineered and developed an indoor kiosk that the Company plans to be utilized as a smart card recharge device. As a result of these efforts, the Company's base of existing installed outdoor kiosks declined throughout 1997 and 1998, resulting in lower transaction fees.

            The Company has now completed its new kiosk model and expects to market this product aggressively in 1999. The Company has also changed its marketing strategy for its unattended kiosks.

Previously, the Company leased the kiosk to a customer and collected gross transaction charges of approximately 5% throughout the lease term. The Company's new marketing strategy is to sell the kiosk to a customer for cash and to collect ongoing gross transaction fees of approximately 1.75% to 2%. The Company believes this model is more profitable and eliminates negative cash flow required to install and sell the kiosk products. In the fourth quarter of 1998, the Company installed at Winter Park Ski Resort in Colorado its Tikitbox II unattended ticketing system and upgraded its existing systems at Six Flags Great Adventure and Magic Mountain Amusement Parks. These contracts are accompanied by transaction processing arrangements at fees generally ranging from 2% to 5%. Because these installations occurred in the fourth quarter, 1998 revenues from these operations were minimal. In addition, the Company has a number of units installed on a pilot basis and is involved in negotiations with those customers for the purchase of multiple units. Although there can be no assurance of the successful outcome of these negotiations, the Company expects to increase its kiosk sales in 1999 compared to previous years.

            With the exception of the installation of its initial smart card system and resulting sales of cards and terminals in 1996, the Company has not realized meaningful revenues from its smart card system products. The Company's marketing efforts have resulted in a number of letters of intent and pilot agreements, including the installation of a pilot program in Honolulu, Hawaii. Although these efforts have not resulted in significant revenues to date, the Company believes that its agreements and activities demonstrate the substantial market for smart card systems in the United States. See "Description of Business -- Current Products and Pilot Programs".

            GROSS MARGIN. The Company's gross margin as a percentage of revenues was 39.87%, 68.45%, and 54.46% for the years ended 1996, 1997, and 1998 respectively. The Company's overall gross margin percentage varies primarily as a result of the "mix" of sales between high margin transaction processing fees and lower margin terminal and smart card sales. Gross margins increased in 1997 as compared to 1996 due to a lower percentage of credit card chargeback expenses in 1997 as compared to 1996 and a greater percentage of lower margin smart card sales that occurred in 1996 than in 1997. Gross margins in 1998 declined as compared to 1997 due to a higher percentage of lower margin kiosk sales that occurred in 1998.

            The Company expects future gross margin percentages will be largely influenced by potential competition as well as the sales mix between hardware sales and transaction processing fees. Although this mix is difficult to predict, margins generally will be lower at the beginning of a new client system rollout due to the concentration on the sales of smart card readers and smart cards, which sales generally carry lower profit margins. Once the initial rollout of a program is completed, gross margins are expected to increase due to increases in use of the smart cards by cardholders and the resulting transaction processing fees.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $3,245,006, or 121%, in 1998 as compared to 1997, and by $1,023,212, or 62%, in 1997 as compared to 1996. These increases are primarily the result of expanded payroll and employee support costs associated with an increased number of full-time employees in 1998 and 1997 and additional bonus compensation to senior executives in 1998. In 1998, the Company had staff levels beginning at 35 and increasing to 58 for the year 1998 as compared to 15 increasing to 35 for 1997. In addition, the Company has incurred increases in sales and marketing related expenditures commensurate with the increase in marketing personnel and in administrative costs associated with becoming a publicly traded company, including professional services and investor relations expenditures. The Company expects the level of selling, general and administrative costs to continue to increase, although more modestly than in the past four quarters, as a result of continued marketing and customer support activities and an increase in the number of operating and technical personnel necessary to support its expected sales efforts, product development, and customer support activity.

            The Company has leased an 8,700 square foot facility in Santa Rosa, California, which has been refurbished into a new state-of-the-art transaction-processing center. Construction of the facility build-out occurred in 1997 and the Company occupied this new facility in September 1997. Additionally, the Company, through its wholly-owned subsidiary, opened a sales and marketing office in Honolulu,

Hawaii, during the third quarter 1997 and expanded the office in September 1998. Consequently the selling, general, and administrative expenses for 1998 reflect the costs of operating the Company's three offices whereas the corresponding periods in 1997 reflect the operating expense of only one office. The Company anticipates substantial investments in its sales, marketing and product development activities in the foreseeable future as it seeks to expand sales of its smart card systems and transaction processing fees. In October 1998, the Company also leased and occupied a 6,390 square foot research and development facility primarily for the continued advancement of the many product components integral to the Pathways smart card systems. This space is also utilized in the assembly and testing of Tikitbox II unattended ticketing and other Pathways smart card systems.

            Set forth below is a detail of the increase in selling, general, and administrative expenses in major categories for the 1998 fiscal year as compared to the 1997 fiscal year, and the 1997 fiscal year as compared to the 1996 fiscal year.

                                                                                                      Increase/(decrease) in
                                                                    Increase in the year                  the year ended
                                                                   ended December 31, 1998            December 31, 1997 vs.
                                                                     vs. the year ended                   the year ended
          SG&A Increase attributable to:                              December 31, 1997                 December 31, 1996

Payroll and payroll related expenses                                      $2,282,204                          $626,585

Rent, office, and facility (including                                        358,001                           165,150
equipment) expenses

Marketing, selling, and travel related                                       359,697                           213,109
expenses

Professional and public company related                                      180,248                         (272,279)
expenses

Other SG&A related expenses                                                   64,856                           290,647
                                                                       -------------                     -------------
Total Increase in SG&A                                                    $3,245,006                        $1,023,212

            AMORTIZATION OF SOFTWARE COSTS. Amortization of software costs increased $28,183 in 1998 compared to 1997, and increased $56,227 in 1997 as compared to 1996 due to increases in costs capitalized.

            In accordance with generally accepted accounting principles for the accounting for software development costs, the Company would, if it were determined that an impairment of software development costs existed, write down the value at which such software development costs are carried in the Company's financial statements. Any such write-down, if made, would be reflected as a charge to operations in the period any such impairment was determined and could have a material adverse effect on the Company's financial position and results of operations for such period. The Company believes its capitalized software is not impaired, and is stated at net realizable value.

            DEPRECIATION. Depreciation increased by $155,330 for 1998 as compared to 1997, and by $87,545 for the year ended 1997 as compared to 1996, primarily due to an increase in capital expenditures. Capital expenditures increased during 1998 as compared to 1997 because of the Company's acquisition of additional computer equipment to support an increase in marketing and technical activities and personnel, the build-out of the Company's Santa Rosa, California transaction processing center and research and development facility, and the opening and expansion of the Company's Hawaii office.

            INTEREST EXPENSE (NET). The Company had net interest income of $84,256 in 1998 compared to interest expense of $51,034 and $567,305 in 1997 and 1996, respectively. The decline in interest expense in 1997 as compared to 1996 and the net interest income realized in 1998 reflects the reduction of total long term debt from $3,346,629 at the beginning of 1996 to $507,850 at December 31, 1998 and higher net cash equivalent balances throughout 1998 as compared to 1997.

            RESEARCH AND DEVELOPMENT. Research and development increased $372,120 in 1998 as compared to 1997, and $102,000 in 1997 as compared to 1996.
The increase in 1998 over 1997 reflects the increase in programming staff and their related research and development efforts, and expenditure of $49,145 on equipment and software used for testing. The increase in 1997 over 1996 reflects the increase in programming staff and their related research and development efforts. In 1996 the Company capitalized the majority of its product development costs resulting in immaterial research and development expenditures.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital was $3,819,466 and $3,148,595 at December 31, 1998 and December 31, 1997, respectively. The higher working capital at December 31, 1998 as compared to December 31, 1997 was primarily the result of the receipt of proceeds from the Company's private offering completed in August 1998, offset in part by a larger net loss incurred in 1998 as compared with 1997. In July and August, 1998, the Company sold 654,508 shares at $13.75 per share to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. The Company engaged Allen & Company Incorporated and Mitchum, Jones & Templeton to act as placement agents for the offering, each of which received a placement fee of 5% of the purchase price per share for shares placed by them. These shares were subsequently registered for resale via the Company's Form SB-2 filed with the Securities and Exchange Commission on September 24, 1998. The registration statement became effective on October 9, 1998. In March 1999, the Company received a firm commitment for additional funding of $3,000,000. The Company believes that its existing cash reserves, planned expenditure reductions (if necessary), revenues and proceeds from the equity funding (if required) will be adequate to fund the Company's operations through 1999.

            In 1997, the Company entered into a master lease agreement with a Bank which provided up to $400,000 of credit to the Company for the lease of certain computer and office equipment and furniture for a period of three years and contains an option to acquire the equipment at the end of the lease term. The lease provisions require the Company to maintain $200,000 in a certificate of deposit at the bank as collateral for the lease and to deposit additional funds if the Company's available cash and cash equivalents are not maintained above $850,000. At December 31, 1998, the Company had fully drawn on the lease line of credit.

            The Company incurred increased capital expenditures in 1998 as compared to 1997 primarily due to the purchase of computer equipment required to support increased marketing and technical activities and personnel and the operation of three facilities in 1998 as compared to one facility in 1997. The Company incurred capital expenditures of $379,837 and $304,621 in 1998 and 1997, respectively, for the Santa Rosa facility, and $57,538 and $17,736 in 1998 and 1997, respectively, for the Hawaii facility. In August 1998, the Company leased additional office space for a research and development facility in Santa Rosa, as well as moved to a larger leased facility in Hawaii. The Company expects to continue to make investments in expanding its research, transaction processing and backroom capabilities to satisfy current and anticipated market demand.

            The Company has historically relied upon proceeds from the sale or issuance of its common shares and from the issuance of notes payable and lease financing to satisfy its working capital requirements. The Company expects to continue to depend upon equity financing to fund operations and satisfy its working capital needs until it is able to generate significant sales or achieve profitability. There can be no assurance that the Company will, in the foreseeable future, achieve sales of the magnitude necessary to generate sufficient cash flow from operations to continue to execute its business plans. However, the Company believes that the potential revenue to be realized from the rollout of its current products, its current cash resources, including proceeds from the pending private placement, reduction in expenditures (if necessary) and available trade and other credit facilities are sufficient to meet its present anticipated working capital needs for the next twelve months. In the event the Company is unable to generate significant revenues from the rollout of its products or additional contracts the Company may negotiate, the Company will be required to seek alternative sources of financing to fund its operations. The Company's estimate of its cash requirements and its ability to meet them are forward-looking statements, and there can be no assurance that the Company's cash requirements will be met without additional debt or equity financing. Furthermore, there can be no assurance that, if needed, additional financing will be available on acceptable terms to the Company, if at all.

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

            The Company has conducted a process to identify all internally used operating systems, software, and other technology that may be impacted by the Year 2000 problem. This process is now substantially complete. For the internally used operating systems, software, and technology the Company has identified as material, the Company is assessing the Year 2000 exposure through testing and vendor inquiry. Material operating systems, software, and other technology deemed to be adversely affected by the Year 2000 problem will be upgraded or replaced. The Company currently estimates the range of costs to upgrade or replace systems it believes may be impacted by Y2K issues to be from $50,000 to $150,000. In addition to operating systems, software, and other technology, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone systems, security systems, elevators, and other common devices may be affected by the Year 2000 problem.

            The Company has identified major suppliers and other third party vendors integral to the operations of the Company's business. The Company will initiate communications with those suppliers and third party vendors to assess their readiness to deal with Year 2000 problems. As part of the Year 2000 project, the Company will identify alternative providers of products and services deemed material to the Company's operations. However, the Company has no control over and cannot predict the corrective actions of these third party vendors and suppliers. The Company intends to arrange, to the extent available, alternate supplier arrangements in the event a third party vender is materially impacted by Y2K issues. While the Company expects that it will be able to resolve any significant Year 2000 problems related to third party products and services, there can be no assurance that it will be successful in resolving any such problems. Any failure of these third party vendors and suppliers to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      Certain statements contained in this Annual Report contain "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's Registration Statements on Form 10SB, as amended and on Form SB-2, which Registration Statements have been previously filed with the Securities and Exchange Commission. These risks and uncertainties include, without limitation:

      o the rate of market development and acceptance of smart card technology;

      o     the unpredictability of the Company's sales cycle;

      o the limited revenues and significant operating losses generated to date;

      o     the possibility of significant ongoing capital requirements

      o     the loss of any significant customer;

      o the ability of the Company to compete successfully with the other providers of smart cards and smart card services. See "Description of Business -- Competition" above;

      o the ability of the Company to secure additional financing as and when necessary;

      o the ability of the Company to retain the services of its key management, and to attract new members of the management team;

      o the ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products;

      o the ability of the Company to achieve adequate levels of revenue to recover its investment in capitalized software development costs.

For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995".

            The Company undertakes no obligation to release publicly any revisions to the forward-looking statements or to reflect events or circumstances after the date of this Report.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Financial information required by this item appears in the pages marked F-1 through F-20 at the end of this Report and are incorporated herein by reference as if fully set forth herein.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page

         Accountant's Report                                           F-2

         Consolidated Balance Sheets                                   F-3

         Consolidated Statements of Operations                         F-4

         Consolidated Statements of Stockholders' Equity (Deficit)     F-5

         Consolidated Statements of Cash Flows                         F-6

         Notes to Consolidated Financial Statements                    F-7

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

            The directors and executive officers of the Company are as follows:

Name                       Age      Position
----                       ---      --------

Carey F. Daly, II          55       Chairman of the Board of Directors;
                                    President; Chief Executive Officer; Director

Mark T. Schuur             38       Senior Vice President and Chief Financial
                                    Officer; Director

Joseph Schuler             57       Senior Vice President, Marketing and Sales

Robert W. Haller           44       Executive Vice President

Glenn Okun                 37       Director

Monte P. Strohl            47       Director

Linda Wing                 54       Director

            Each director shall hold office until the next annual meeting of the Company's stockholders, which is anticipated to occur in the spring or summer of 1999. The Company's By-laws provide for the creation of classes of directors comprising the Board of Directors. The Company anticipates that it will implement the classified Board structure at the next annual meeting. Under such structure, each class will serve separately expiring terms of office such that all of the directors will not be up for election at any one time.

            Carey F. Daly, II is the President and Chief Executive Officer of the Company, the Chairman of the Board of Directors and a Director of the Company. Mr. Daly founded The Pathways Group, Inc. in October 1993. Mr. Daly is also President of Pathways International, Ltd. and SPRINTICKET, Inc. Mr. Daly has over 29 years of computer operating system, computer programming and design experience. From 1968 to 1969, Mr. Daly served as an internal auditor and Director of Financial Planning for American Standard, Baltimore, Maryland. He also worked for major computer companies as a systems engineer in Baltimore, Maryland from 1970 through 1973. He received an LLB degree in business law from LaSalle University in 1974 and a BS degree in accounting as well as an AA in computer science from Baltimore Business College in 1968.

            Mr. Daly is the software engineering designer of the SPRINTICKET product line, the Pathways Medical smart card system, the Pathways E-Teller Transaction Processing System as well as several other commercial software systems.

            Mark T. Schuur is Senior Vice President and Chief Financial Officer and a Director of the Company and has been with the Company since September 1996. From May 1992 through September 1996, Mr. Schuur served as Chief Financial Officer, Treasurer and a Director of Pizza Blends Inc.,

Western Blending Inc. and Flavor Blends Inc., affiliated privately-held food manufacturers based in Bellevue, Washington. Prior to that, Mr. Schuur was a General Practice Manager at Coopers & Lybrand in Seattle, Washington. Mr. Schuur received his B.A. degree in business administration (accounting emphasis) from the University of Washington in 1983.

            Joseph Schuler has been Senior Vice President, Marketing and Sales, of the Company since December 1997. From June 1996 through October 1997, Mr. Schuler was the Director of Sales and Marketing for Schlumberger Smart Cards and Systems, where he was responsible for the development of a sales and marketing program for smart cards. Mr. Schuler was the Senior Vice President of New Business Development and Marketing for Stored Value Systems, a National City Company, from September 1995 through May 1996. Prior to September 1995, Mr. Schuler acted as an independent consultant for companies in the smart card business. Mr. Schuler is a graduate of the Carlson School of Management of the University of Minnesota.

            Robert W. Haller is the Executive Vice President. Mr. Haller joined SPRINTICKET, Inc. as the Sales Manager in November 1991. Previously, he was Sales Manager of QT, Inc. Mr. Haller served as Senior Vice President, Marketing and Sales of the company since 1996, and became Executive Vice President in December 1997. Mr. Haller has played a significant role in the development of the Company's marketing plans and products. Mr. Haller received a BS in human biology from the University of Washington in 1977.

            Glenn A. Okun has been a Director of the Company since the fourth quarter of 1996. In April 1998, Mr. Okun became the Chairman and Chief Executive Officer of Mitchum, Jones & Templeton, Inc., an investment banking firm. For more than five years prior to April 1998, Mr. Okun was a Director and Vice President of Allen & Company Incorporated, an investment banking firm. Allen & Company has acted as a financial advisor to the Company since May 1995. Mr. Okun received a masters of business administration and a law degree from Harvard University in 1989.

            Linda Wing has been a Director of the Company since June 1998. Since 1993, she has served as President and Chief Executive Officer of Human Systems Design, an organizational development firm that assists management of companies in developing their strategic planning. Ms. Wing currently teaches a course in strategic management at Metro State University in Minneapolis, Minnesota. She is also an editor of the journal "Empowerment in Organization," which is published by MCB University Press. She holds a masters of business administration from the University of St. Thomas and several undergraduate degrees from Mankato State University in finance and industrial relations. Ms. Wing is presently working on obtaining her doctorate in organizational theory from the Fielding Institute in Santa Barbara, California.

            Monte P. Strohl has been a Director of the Company since June 1998. Mr. Strohl is currently the president of MS Digital, which he founded in 1994 and has acted as President and Chief Executive Officer since that time. MS Digital is a company specializing primarily in corporate communication and cable broadcasting. MS Digital provides hardware and software solutions to companies wishing to communicate over cable television (public or internal), or intranets. MS Digital's clients include universities, municipalities and Fortune 500 companies. Before founding MS Digital, Mr. Strohl worked as Vice President of sales for OMNI International, which sold video production solutions internationally. Mr. Strohl is one of the original founders of Pathways International, Ltd., the predecessor corporation of the Company.

Item 11.    EXECUTIVE COMPENSATION

            The following table shows compensation for services rendered to the Company during the fiscal years ended December 31, 1998, 1997 and 1996, respectively, by the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during the fiscal years ended December 31, 1998, 1997 and 1996.

Therefore, pursuant to Item 402 of Regulation S-K, only compensation for the Chief Executive Officer, the Senior Vice President and Chief Financial Officer, the Executive Vice President and the Senior Vice President, Sales and Marketing is shown.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                         Long-Term Compensation
                                    ------------------------------------------------------------------------------------
                                                                                      Award                 Payouts
                                                                            --------------------------------------------
                                                                                              Securities                 All Other
                                                             Other Annual    Restricted       Underlying        LTIP      Compen-
    Name and Principal                              Bonus    Compensation      Stock         Options/SARs      Payouts    sation
         Position           Year    Salary ($)      ($)(c)        ($)       Award(s) ($)          (#)            ($)        ($)
----------------------------------------------------------------------------------------------------------------------------------
Carey F. Daly, II,          1998    $200,000     $363,526    $      0            $0               0/0             0          0
President,  Chief           1997     200,000      220,000       8,333(a)          0               0/0             0          0
Executive Officer and       1996     200,000            0      12,500(a)          0            200,000/0          0          0
Chairman of the Board
----------------------------------------------------------------------------------------------------------------------------------
Mark T. Schuur, Senior      1998    $124,005      $97,663          $0            $0            15,000/0(e)        0          0
Vice President and Chief    1997     112,916            0           0             0            15,000/0           0          0
Financial Officer           1996      35,333(b)         0           0             0            20,000/0           0          0
----------------------------------------------------------------------------------------------------------------------------------
Robert W. Haller,           1998    $ 89,943     $ 79,945          $0            $0            15,000/0(e)        0          0
Executive Vice President    1997      69,376       23,717           0             0            15,000/0           0          0
                            1996      45,099       52,383           0             0               0/0             0          0
----------------------------------------------------------------------------------------------------------------------------------
Joseph F. Schuler,          1998    $107,000      $46,450          $0            $0               0/0             0          0
Senior Vice President,      1997      10,000(d)         0           0             0            100,000/0          0          0
Sales and Marketing         1996          --           --          --            --                --             0          0
----------------------------------------------------------------------------------------------------------------------------------

      (a)   Represents payment for accrued vacation benefits.

      (b)   Mr. Schuur's employment with the Company commenced in September
            1996.

      (c) The Company has no set bonus policy. Bonuses are awarded by the Compensation Committee of the Board, which is currently comprised of Mr. Okun, an independent director of the Board.

      (d)   Mr. Schuler's employment with the Company commenced in December
            1997.

      (e) The Company repriced Mr. Schuur's and Mr. Haller's stock options on December 4, 1998.

STOCK INCENTIVE PLAN

            The Board of Directors of the Company adopted an Amended and Restated Stock Incentive Plan (the "Incentive Plan") on December 16, 1997 in order to attract and retain qualified personnel. Under the Incentive Plan, options to purchase up to 2,000,000 shares of Common Stock may be granted to officers and key employees of the Company and directors who are also officers or key employees of the Company. Options granted under the Incentive Plan are intended to qualify as incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended.

            Subject to the terms of the Incentive Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. The exercise price of incentive stock options granted under the Incentive Plan may not be less than the fair market value of the Company's Common Stock on the date of the grant and may not be less than 110% of such fair market value with respect to any incentive stock option granted to a participant who owns 10% or more of the Company's outstanding Common Stock. In general, options become exercisable in equal annual installments. The period within which any incentive stock option may be exercised cannot exceed ten years from the date of grant. Unless otherwise provided in an award agreement with a participant, all options expire immediately upon the termination of the participant's employment. If the participant's employment terminates due to retirement or resignation, the Board of Directors may permit options to continue until the expiration date set forth in the applicable award agreement. If the participant's employment terminates due to death or disability, the options will continue until the expiration date set forth in the applicable award agreement. To the extent required by law for an option to qualify as an incentive stock option, no option intended to qualify as an incentive stock option may be exercised while any options previously granted to that optionee are outstanding. As of the date of this Form 10-K, 447,666 options are outstanding.

DIRECTORS STOCK OPTION PLAN

            The Board of Directors of the Company adopted a Directors Stock Option Plan (the "Directors Plan") on December 14, 1998 in order to attract and retain directors. Under the Directors Plan, options to purchase up to 100,000 shares of Common Stock may be granted to eligible non-employee directors of the Company.

            The following persons ("Eligible Directors") are eligible to receive grants of stock options pursuant to the Directors Plan: directors of the Company who are not officers or employees of the Company or any subsidiary thereof (a "Non-employee Director") and who (i) have not been designated by the Company's Board of Directors within 30 days after becoming a director of the Company as being eligible to receive awards under a the Amended and Restated Stock Incentive Plan or (ii) having been eligible to participate in the Amended and Restated Stock Incentive Plan, have ceased to be so eligible as a result of a determination by the Board of Directors. The eligibility of any such director to participate in the Directors Plan shall cease if such director is subsequently designated as being eligible to receive awards under the Amended and Restated Stock Incentive Plan for as long as he or she remains so eligible.

            Shares related to options (or portions thereof) that are forfeited, canceled or terminated, expire unexercised, are surrendered in exchange for other options or are otherwise settled in such manner that all or some of the shares covered by an option are not and will not be issued will be restored to the total number of shares available for issuance pursuant to options granted under the Directors Plan. In the event of any change in the number of shares of outstanding Common Stock of the Company by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger, consolidation or similar event, proportional adjustments will be made in the number of shares of the Company's Common Stock (a) reserved for issuance pursuant to the Directors Plan, (b) for which stock options shall be granted, and (c) covered by outstanding stock options, as well as in the exercise price of such outstanding options. In addition, equitable adjustments will be made in the event of any other change affecting the Company's Common Stock or any distribution (other than normal cash dividends) to stockholders of the Company.

            Under the Directors Plan, non-qualified stock options to purchase shares of the Company's Common Stock are granted automatically to Eligible Directors at the times specified in the Directors Plan. In general, unless an Eligible Director has received a previous grant of a stock option (under the Directors Plan, the Amended and Restated Stock Incentive Plan or otherwise), he or she will receive an initial option to purchase 10,000 shares of the Company's Common Stock on the date on which he or she first becomes eligible to participate in the Directors Plan. Thereafter, as long as the Eligible Director (including any Eligible Director who received a previous grant) remains eligible to participate in the Directors Plan, he or she will receive annually, on the date of the Annual Meeting of Stockholders, an option to purchase 5,000 shares of the Company's Common Stock, beginning on the date specified in the Directors Plan. Notwithstanding the foregoing, no stock option shall be granted to any person whose service as a director of the Company ends on the date on which the option would otherwise be granted.

            The Directors Plan is administered by the Company's Board of Directors or a committee composed of not less than two members thereof as may be designated from time to time by all such members. The Board or such committee administers the Directors Plan, but has no discretion regarding the grant, amount, timing, terms and conditions of stock options granted under the Directors Plan.

            The exercise price of any stock option granted pursuant to the Directors Plan is the fair market value of the Company's Common Stock on date of grant. Each stock option is exercisable, cumulatively, as to one-third of the shares after the first anniversary of the date of grant and as an additional one-third after each of the second and third anniversaries of the date of grant. Each option is exercisable for a period of ten years from the date of grant.

            The price at which shares of the Company's Common Stock may be purchased upon exercise of an option must be paid in full in cash at the time of exercise or by (i) tendering shares of the Company's Common Stock or surrendering another stock option, (ii) delivering a promissory note issued by the participant to the Company or otherwise as determined by the Board or the committee, or (iii) any other means acceptable to the Board or the committee.

            In order to enable the Company to satisfy any tax payment obligations resulting from any exercise of a stock option under the Directors Plan, the Company has the right, among other things, to withhold from the shares of the Company's Common Stock receivable by a participant an appropriate number of shares for payment thereof. In addition, participants may elect to have the Company deduct applicable taxes by withholding an appropriate number of shares of the Company's Common Stock or to elect to tender to the Company other shares of the Company's Common Stock held by the participant for the purpose of satisfying tax payment obligations.

            Except as described below, if a participant's association with the Company terminates, any unexercised stock option (or portion thereof) shall, to the extent it is exercisable pursuant to the terms of such option on the date of such termination, remain exercisable for a period of three months following the date of termination or until the stated expiration of the stock option, if earlier. If a participant dies, or ceases to be associated with the Company because he (i) is disabled, (ii) retires at age 62 or thereafter or (iii) assumes a position with a governmental, charitable or educational agency or institution, any stock option granted under the Directors Plan then held by such participant shall become fully exercisable as of the date on which such participant dies or ceases to be associated with the Company, and shall be exercisable through the expiration date specified in the applicable option agreement.

            Stock options granted under the Directors Plan are subject to acceleration of exercisability in the event of a change in control of the Company, as set forth in agreements between the Company and certain of its directors which provide for certain protections and benefits in the event of a change of control (as defined in such agreements), or as provided in applicable option agreements. In general, awards granted under the Directors Plan are not assignable or transferable by a participant, except under the limited circumstances contemplated by the Directors Plan.

            The Board or the committee may amend, suspend or terminate the Directors Plan for the purpose of meeting or addressing any changes in any applicable tax, securities or other law. In addition, the Directors Plan may not, without the approval of the stockholders, as set forth therein, be amended to (i) increase materially the aggregate number of shares of the Company's Common Stock that may be issued under the Directors Plan (except for adjustments pursuant to Section 8 of the Directors Plan), (ii) materially increase the benefits accruing to participants, or (iii) modify materially the eligibility requirements of the Directors Plan. Nor may the Directors Plan be changed in such a way as to alter, impair, amend, modify, suspend or terminate any rights of a participant or any obligations of the Company under any stock options theretofore granted in any manner adverse to such participant, without the consent of such participant. The Directors Plan terminates ten years after the date of approval by the stockholders of the Company, subject to earlier termination by the Board as set forth above, by the affirmative vote of a majority of the votes cast at a stockholders' meeting at which the approval of the Directors Plan is con sidered, provided that the total vote cast represents over 50% of all shares entitled to vote on the proposal. The Directors Plan is scheduled to be voted upon by the stockholders at the Annual Meeting of Stockholders in 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             Individual Grants
                         -------------------------------------------------------
                                         Percent of
                                            Total                                 Potential Realizable Value at
                           Options/       Options/                                Assumed Annual Rates of Stock
                             SARS           SARS                                      Price Appreciation for
                          Granted in     Granted to      Exercise                          Option Term
                            Fiscal      Employees in      or Base     Expiration           -----------
          Name              Year(#)      Fiscal Year   Price ($/sh)      Date          5%($)          10%($)
          ----              -------      -----------   ------------     ------         -----          ------
Carey F. Daly, II                 0           --              --             --             --            --

Mark T. Schuur               15,000(a)      17.6%        $14.375       12/22/07       $135,605      $343,651

Robert W. Haller             15,000(a)      17.6%        $14.375       12/22/07       $135,605      $343,651

Joseph F. Schuler                 0           --              --             --             --            --

      (a) The Board of Directors approved the repricing of Mr. Schuur's and Mr. Haller's options on December 4, 1998. The options to both Mr. Schuur and Mr. Haller became exercisable on December 23, 1998.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                  Number of
                                                                                 Securities                 Value of
                                                                                 Underlying                Unexercised
                                                                                 Unexercised              In-the-Money
                                                                               Options/SARs(a)            Options/SARs(a)
                                                                               at Fiscal Year-           at Fiscal Year-
                                                                                   End (#)                   End ($)

                                      Shares Acquired        Value              Exercisable/              Exercisable/
               Name                   on Exercise(#)      Realized ($)          Unexercisable             Unexercisable
---------------------------------------------------------------------------------------------------------------------------
Carey F. Daly, II                           N/A               N/A              133,334/66,666            $1,875,076/
                                                                                                         $937,524
---------------------------------------------------------------------------------------------------------------------------
Mark T. Schuur                             6,667             $86,204            15,000/6,666             $40,320/
                                                                                                         $106,609
---------------------------------------------------------------------------------------------------------------------------
Robert W. Haller                            N/A               N/A                 15,000/0               $40,320/0
---------------------------------------------------------------------------------------------------------------------------
Joseph F. Schuler                           N/A               N/A               33,334/66,666            $68,768/
                                                                                                         $137,532
---------------------------------------------------------------------------------------------------------------------------

      (a)   To date, the Company has issued no SARs.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

            As of March 31, 1999, there were 13,565,662 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote per share.

Name and Address of                                        Shares of Common              Percent of Common
Beneficial Owners and                                     Stock Beneficially             Stock Beneficially
Directors and Officers                                           Owned                          Owned
------------------------------------------------------------------------------------------------------------
5% Beneficial Owners:
Allen & Company Incorporated(1)                               2,780,932(2)                      20.5%
711 Fifth Avenue
New York, New York 10022
------------------------------------------------------------------------------------------------------------
Deferred Compensation Trust for Carey F. Daly, II(3)          1,876,978                         13.8%
1221 North Dutton Ave
Santa Rosa, California 95401
------------------------------------------------------------------------------------------------------------
Officers and Directors:
Carey F. Daly, II                                               619,306(4)                       4.6%
1221 North Dutton Ave
Santa Rosa, California 95401
------------------------------------------------------------------------------------------------------------
Mark T. Schuur                                                   28,334(5)                         *
14201 NE 200th Street
Woodinville, Washington 98072
------------------------------------------------------------------------------------------------------------
Glenn A. Okun                                                   511,303(6)                       3.8%
1221 North Dutton Ave
Santa Rosa, California 95401
------------------------------------------------------------------------------------------------------------
Monte P. Strohl                                                  67,000(7)                         *
13720 68th Avenue West
Edmonds, Washington 98026
------------------------------------------------------------------------------------------------------------
Linda Wing                                                         None(8)                       N/A
6117 Wilryan Avenue
Minneapolis, Minnesota 55436
------------------------------------------------------------------------------------------------------------
Robert W. Haller                                                 63,633(9)                         *
14201 NE 200th St
Woodinville, Washington 98072
------------------------------------------------------------------------------------------------------------
Joseph F. Schuler                                                33,334(10)                        *
14201 NE 200th St
Woodinville, Washington 98072
------------------------------------------------------------------------------------------------------------
Officers and Directors as a Group (7 persons)                 1,322,910                          9.8%
------------------------------------------------------------------------------------------------------------

*     Less than 1%.

----------

      (1) Allen & Company Incorporated, a New York corporation, is wholly-owned by Allen Holding Inc., a Delaware corporation of which members of the Allen family are beneficial owners of a majority of the shares. The remaining shares of Allen Holding Inc. are owned by officers of Allen actively involved in its business.

      (2) Excludes approximately 1,578,000 additional shares owed by persons affiliated with Allen & Company Incorporated.

      (3) Mr. Daly has no voting power over or power to dispose of the 1,876,978 shares held in the trust. Mr. Edward L. Mueller, General Counsel to the Company, is the trustee.

      (4) Includes options to acquire 133,334 shares, which options are currently exercisable. Excludes (a) 119,000 shares owned by Mr. Daly's wife, (b) options to acquire 66,666 shares, which options are not currently exercisable and (c) 1,876,978 shares held in the Deferred Compensation Trust for Carey F. Daly, II, over which Mr. Daly has no power to vote or dispose.

      (5) Excludes options to acquire 6,666 shares, which options are not currently exercisable.

      (6) Includes 75,000 shares owned by Mr. Okun jointly with his wife. Excludes 149,955 shares held in an account of a client of Mr. Okun, shares over which Mr. Okun has the power to vote and discretion to dispose. Mr. Okun disclaims beneficial ownership of the 149,955 shares. Also excludes options to acquire 10,000 shares, which options are not currently exercisable, granted pursuant to the Directors Stock Option Plan.

      (7) Excludes options to acquire 10,000 shares, which options are not currently exercisable, granted pursuant to the Directors Stock Option Plan.

      (8) Excludes options to acquire 10,000 shares, which options are not currently exercisable, granted pursuant to the Directors Stock Option Plan.

      (9) Includes options to acquire 15,000 shares, which options are currently exercisable.

      (10) Includes options to acquire 33,334 options, which options are currently exercisable. Excludes options to acquire 66,666 options, which options are not currently exercisable.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Mr. Carey F. Daly, II, the President and Chief Executive Officer of the Company, has previously personally guaranteed $1,292,500 principal amount of indebtedness of the Company. In May 1995, April 1996 and September 1996, the Company issued an aggregate of 646,250 shares of its Common Stock to Mr. Daly in consideration for his entering into such guaranty.

            In 1996, the Company issued to Allen & Company Incorporated, a former financial advisor to the Company, 300,000 shares of its Common Stock in payment for $300,000 in fees owed by the Company to Allen & Company for financial consulting services. Allen & Company purchased shares of Common Stock of the Company (including the 1996 fee for services issuance) in connection with a series of transactions at a weighted average price per share of $0.70. Mr. Glenn Okun, a director of the Company, was also a Director and Vice President of Allen & Company until April 1998.

            In connection with the Company's private offering of Common Stock pursuant to Rule 506 of Regulation D of the Securities Act, commenced in July 1998 and completed in August 1998, the Company entered into a Placement Agency Agreement with Allen & Company Incorporated, whereby the Company agreed to pay Allen & Company Incorporated a placement fee of 5% of the aggregate amount of Common Stock purchased by a subscriber. The Company paid Allen & Company Incorporated an aggregate amount of $349,974 as its placement fee. In addition, Mitchum, Jones & Templeton, Inc. ("Mitchum Jones"), an investment banking firm for whom Mr. Okun is now a principal, received a 5% placement fee in connection with a subscription for Common Stock of the Company by one of that firm's clients. Mitchum Jones received $100,000 as its placement fee for that purchase. Allen & Company Incorporated did not receive a placement fee in connection with the subscription by Mitchum Jones' client.

            In connection with the agreement with Scrip Advantage, Scrip Advantage has agreed to elect a Company designee to its Board of Directors. Initially, Carey F. Daly II, the President and Chief Executive Officer of the Company, will be elected to such Board. The Company has advanced $50,000 to Scrip Advantage in exchange for a demand promissory note. The note is convertible into equity of Scrip Advantage at the Company's sole option.

            The Company believes that the terms of the transactions with affiliates of the Company are fair and reasonable in light of prevailing market conditions at the time when such arrangements were implemented and in light of the circumstances under which such arrangements were made. The disinterested members of the Board of Directors will continue to review any ongoing relationships with such affiliates to assure that such transactions are consistent with the fiduciary duties of the directors to the stockholders of the Company.

                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this Report:

3.1              Certificate of Incorporation of the Company(1)
3.2              Amended and Restated By-Laws of the Company(1)
4.1              Form of Subscription Agreement for the shares of Common Stock being registered by the Registration Statement(2)
10.1             Joint Marketing and Servicing Agreement, dated as of February 19, 1998, between
                 First Hawaiiin Bank and The Pathways Group, Inc.(1)
10.2             Development Agreement, dated as of June 5, 1995, between Stephen A. Gregg and The Pathways Group, Inc.(1)
10.3             Authorization and Loan Agreement (Guaranty Loans), dated February 13, 1992, among Towne Bank of Woodinville, U.S. Small Business Administration and
                 Pathways International Ltd.(1)
10.4             Restructure and Extension Agreement, dated as of July 1, 1996, between SeaFirst
                 Bank and The Pathways Group, Inc. and Pathways International Ltd.(1)
10.5             Restructure and Extension Agreement, dated as of July 1, 1997, between SeaFirst
                 Bank and PT Link Corporation and The Pathways Group, Inc.(1)
10.6             Schlumberger Associate Program Agreement, dated June 16, 1997, between
                 Schlumberger Technologies, Inc. and The Pathways Group, Inc., together with
                 Addendum No. 1 thereto(3)
10.7             Corporate Officer Employment Agreement, dated as of November 1, 1996, between
                 The Pathways Group, Inc. and Carey F. Daly, II(3)
10.8             Corporate Officer Employment Agreement, dated as of November 1, 1996, between
                 The Pathways Group, Inc. and Mark Schuur(3)
10.9             Executive Employment Agreement, dated as of November 16, 1997, between The
                 Pathways Group, Inc. and Joseph Schuler(3)
10.10            Letter of Intent, dated December 12, 1997, from The Pathways Group, Inc. and The
                 Department of Education, State of Hawaii(3)
10.11            Equipment Lease Agreement, dated August 25, 1997, between Union Bank of
                 California, N.A., and The Pathways Group, Inc., together with Addendums A and B dated September 16, 1997, Conditional Sales Lease dated September 8, 1997 and
                 Covenant Agreement, dated February 25, 1998(3)
10.12            Master Project Agreement, dated June 19, 1998, between Scrip Advantage, Inc.
                 and The Pathways Group, Inc., together with a Promissory Note, dated June 19,
                 1998, given by Scrip Advantage, Inc. to The Pathways Group, Inc.(3)

10.13            Covenant Agreement, dated August 13, 1998, between Union Bank of California and The Pathways Group, Inc.(2)
10.14            Placement Agency Agreement, dated July 22, 1998 between The Pathways Group,
                 Inc. and Allen & Company Incorporated(2)
10.15            Amended and Restated Stock Incentive Plan(2)
10.16            Directors Stock Option Plan (filed herewith)
10.17            Letter of Intent, dated November 4, 1998, between The Pathways Group, Inc. and
                 LinkOpp Marketing, Inc. (filed herewith)
10.18            Letter of Intent, dated February 1, 1999, between The Pathways Group, Inc. and
                 Consolidated Amusement Company, Inc. (filed herewith)
21               Subsidiaries of Registrant(2)
27               Financial Data Schedule

--------------------------------

1 Incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form 10SB under the Securities Exchange Act of 1934, as amended, filed with the Securities and Exchange Commission on April 29, 1998.

2 Incorporated by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on September 24, 1998.

3 Incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form 10SB/A-1 under the Securities Exchange Act of 1934, as amended, filed with the Securities and Exchange Commission on August 7, 1998.

(b) Reports on Form 8-K

            None.

The Pathways Group,
Inc. and Subsidiaries

Consolidated Financial Statements
With Report of Independent
Accountants for the Years Ended
December 31, 1998, 1997 and 1996

                        Report of Independent Accountants


To Board of Directors
The Pathways Group, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of The Pathways Group, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
February 23, 1999, except as to the information presented in Note
14, for which the date is March 26, 1999

The Pathways Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                                        1998            1997
ASSETS
Current assets:
   Cash and cash equivalents
       Cash and cash equivalents                                    $  4,628,544    $  3,759,720
       Accounts receivable                                               102,793          66,493
       Inventories                                                       361,467         202,749
       Prepaid expense and deposits                                      168,779         101,407

                                                                    ------------    ------------
          Total current assets                                         5,261,583       4,130,369
                                                                    ------------    ------------
Restricted cash                                                          222,000          70,500
Software, net of accumulated amortization of
   $2,528,560 and $1,911,830                                           1,256,020       1,605,098
Property and equipment, net                                            1,100,061         722,678
Deposits and other assets                                                139,024         188,195
                                                                    ------------    ------------

          Total assets                                              $  7,978,688    $  6,716,840
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Notes payable to banks, current maturities                   $    336,947    $    551,991
       Accounts payable                                                  251,140         206,986
       Accrued expenses and unearned revenue                             854,030         222,797
                                                                    ------------    ------------

          Total current liabilities                                    1,442,117         981,774

Notes payable to banks, net of current maturities                        170,903         509,900
                                                                    ------------    ------------

          Total liabilities                                            1,613,020       1,491,674
                                                                    ------------    ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, .01 par value; 1,000,000 shares authorized no shares issued and outstanding
   Common stock, .01 par value; 50,000,000 shares authorized;
      13,565,662 and 12,904,487 shares issued and outstanding,
      respectively                                                       135,657         129,045
Additional paid in capital                                            26,439,081      18,052,730
Accumulated deficit                                                  (20,209,070)    (12,956,609)
                                                                    ------------    ------------

          Total stockholders' equity                                   6,365,668       5,225,166
                                                                    ------------    ------------
          Total liabilities and stockholders' equity                $  7,978,688    $  6,716,840
                                                                    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

The Pathways Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 1998, 1997, and 1996
--------------------------------------------------------------------------------

                                                   1998            1997           1996
Sales, net                                     $     76,565    $     61,785    $    108,418
Cost of sales                                        34,863          19,492          65,194
                                               ------------    ------------    ------------

     Gross profit                                    41,702          42,293          43,224
                                               ------------    ------------    ------------

Selling, general and administrative expenses      5,918,513       2,673,507       1,650,295
Research and development                            474,120         102,000
Amortization of software                            621,642         593,459         537,232
Depreciation                                        364,144         208,814         121,269
                                               ------------    ------------    ------------

     Total operating expenses                     7,378,419       3,577,780       2,308,796
                                               ------------    ------------    ------------

Loss from operations                             (7,336,717)     (3,535,487)     (2,265,572)

Other expenses:
  Interest income/(expense), net                     84,256         (51,034)       (367,305)
  Loan guarantee fees to stockholder                                               (200,000)
                                               ------------    ------------    ------------

     Net loss                                  $ (7,252,461)   $ (3,586,521)   $ (2,832,877)
                                               ============    ============    ============

Basic and diluted net loss per share                 $(0.55)         $(0.30)        $(0.57)
Shares used in per share calculation             13,148,939      12,102,755       4,964,640

              The accompanying notes are an integral part of these
                       consolidated financial statements.

The Pathways Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
For the years ending December 31, 1998,1997, and 1996
--------------------------------------------------------------------------------

                                                           Common Stock           Additional      Accumulated
                                                       Shares         Amount    Paid in Capital     Deficit           Total
Total, January 1, 1996                               2,454,000    $     32,319    $  3,677,871    $ (6,412,211)   $ (2,702,021)

Issuance of common stock for cash                    5,162,619          51,626       5,208,374                       5,260,000
Issuance for common stock for
   investment banking services to stockholder          300,000           3,000         297,000                         300,000
Issuance of common stock for loan guarantees
   to stockholder                                      200,000           2,000         198,000                         200,000
Issuance of common stock for loan guarantees
   to stockholder (earned and accrued prior
   to 1996)                                            342,292
Exercise of warrants to purchase common stock
   by stockholder                                      440,000              44           4,356                           4,400
Issuance of common stock upon conversion
   of notes payable (including 1,303,672 shares
   to stockholders)                                  1,470,331          14,703       1,455,628                       1,470,331
Issuance of common stock for wages, interest,
   consulting and professiona fees and
   conversion of accrued expenses
   (including 862,899 shares to stockholders)        1,161,762          11,618       1,150,144                       1,161,762
Issuance of common stock for acquisition
   of minority interest in SPRINTICKET, Inc.           225,000           2,250         222,750                         225,000
Exchange of land for common stock of Pathways
   International. Ltd.                                                                                (125,000)       (125,000)

Net loss                                                                                            (2,832,877)     (2,832,877)
                                                    ----------    ------------    ------------    ------------    ------------
Total, December 31, 1996                            11,756,004         117,560      12,214,123      (9,370,088)      2,961,595

Redemption of common stock for cash                    (33,737)           (337)        (27,663)                        (28,000)
Issuance of common stock for
   convertible debenture                                 3,000              30           2,970                           3,000
Issuance of common stock upon exercise
   of stock options and warrants                       345,887           3,459       1,013,677                       1,017,136
Net proceeds from initial public offering
   of common stock                                     833,333           8,333       4,849,623                       4,857,956

Net loss                                                                                            (3,586,521)     (3,586,521)
                                                    ----------    ------------    ------------    ------------    ------------
Total, December 31, 1997                            12,904,487         129,045      18,052,730     (12,956,609)      5,225,166

Net proceeds from private placement of
   common stock                                        654,508           6,545       8,379,284                       8,385,829
Issuance of common stock upon exercise
   of stock options                                      6,667              67           7,067                           7,134

Net loss                                                                                            (7,252,461)     (7,252,461)
                                                    ----------    ------------    ------------    ------------    ------------
Total, December 31, 1998                            13,565,662    $    135,657    $ 26,439,081    $(20,209,070)   $  6,365,668
                                                    ==========    ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

The Pathways Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ending December 31, 1998, 1997, and 1996
--------------------------------------------------------------------------------

                                                                 1998           1997          1996
Cash flows from operating activities:
   Net loss                                                  $(7,252,461)   $(3,586,521)   $(2,832,877)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation                                             364,144        208,354        121,269
        Amortization and write-off of software                   621,642        593,459        537,232
        Investment banking services                                                            300,000
        Loan guarantee fees                                                                    200,000
        Issuance of common stock for wages, interest,
          consulting and professional fees                                                     281,573
        Effects of changes in operating assets and
          liabilities, net of effects from acquisition of
          businesses
            Accounts receivable                                  (36,300)        36,018        (77,965)
            Prepaid expense and deposits                         (67,372)      (101,407)
            Inventories                                         (158,718)        56,963       (331,857)
            Other assets                                         (18,917)      (137,913)       (38,838)
            Accounts payable                                      44,154       (335,404)       107,554
            Accrued expenses                                     631,233       (120,839)      (206,571)
                                                             -----------    -----------    -----------
        Net cash used in operating activities                 (5,872,595)    (3,387,290)    (1,940,480)
                                                             -----------    -----------    -----------
Cash flows from investing activities:
   Capital expenditures                                         (623,439)      (542,752)       (59,059)
   Capitalized software development costs                       (272,564)      (439,707)      (236,946)
   Restricted cash                                              (151,500)       (70,500)
   Advance to Scrip Advantage                                    (50,000)
                                                             -----------    -----------    -----------
        Net cash used in investing activities                 (1,097,503)    (1,052,959)      (296,005)
                                                             -----------    -----------    -----------
Cash flows from financing activities:
   Principal payments on notes payable to banks                 (554,041)       (34,750)      (517,532)
   Principal payments on notes payable to shareholders                           (2,500)      (111,634)
   Principal payments on notes payable to others                                              (517,161)
   Redemption of common stock                                                   (28,000)
   Proceeds from notes payable to stockholders                                                  35,670
   Proceeds from notes payable to others                                                       463,500
   Proceeds from issuance of common stock, net of
     offering costs of $597,980, $142,040 and $0 for 1998,
     1997 and 1996, respectively                               8,392,963      5,875,092      5,264,400
                                                             -----------    -----------    -----------
        Net cash provided by financing activities              7,838,922      5,809,842      4,617,243
                                                             -----------    -----------    -----------
Increase of cash and cash equivalents                            868,824      1,369,593      2,380,758
Cash and cash equivalents, beginning of year                   3,759,720      2,390,127          9,369
                                                             -----------    -----------    -----------
Cash and cash equivalents, end of year                       $ 4,628,544    $ 3,759,720    $ 2,390,127
                                                             ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1.    Organization and Basis of Presentation:

      The Company

      The accompanying consolidated financial statements include the accounts of The Pathways Group, Inc. ("TPG") and its wholly-owned and majority-owned subsidiaries as of December 31, 1998 and 1997 and for the three years ended December 31, 1998. All intercompany balances and transactions have been eliminated. TPG's subsidiaries include Pathways International, Ltd. ("PIL"), SPRINTICKET, Inc. ("ST"), PT Link, Inc. ("PT Link") and The Pathways Group, a wholly-owned subsidiary incorporated in the state of Hawaii in August of 1997. TPG and its subsidiaries (the "Company") are primarily engaged in providing specialized transaction processing services through the development of proprietary software and hardware systems including credit card and multiple application smart card technologies. The Company derives its revenue principally from transaction processing fees charged to the merchant and the sale of related terminals, hardware systems and smart cards.

      Reincorporation

      In May 1997, TPG reincorporated in the State of Delaware. At such time, the number of authorized shares of common stock was reduced from 500,000,000 to 50,000,000. The par value was changed to $.01 per share and 1,000,000 shares of preferred stock were authorized. All prior periods presented have been adjusted to reflect these changes in the capital stock accounts.

2.    Summary of Significant Accounting Policies:

      Cash and Cash Equivalents

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1998 and 1997, cash equivalents consisted of money market accounts principally invested in U.S. government obligations.

      Restricted Cash

      The Company entered into a certain operating lease agreement whereby the Company is required to maintain up to $200,000 in a certificate of deposit at the bank as collateral for the lease. As of December 31, 1998 and 1997 $200,000 and $70,500, respectively, has been classified as restricted cash. During 1998, the Company was also required to maintain a deposit with a state agency for the payment of fees and taxes in the amount of $22,000 and is classified as restricted cash on the balance sheet.

      Inventories

      Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market.

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

2.    Summary of Significant Accounting Policies, Continued:

      Property and Equipment

      Property and equipment are stated at cost. Depreciation expense is provided by the straight-line method over the estimated useful lives of the property and equipment which is estimated to be five years, with the exception of computer equipment as to which the life is three years. Expenditures for renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and the related gains and losses are included in the results of operations.

      Software

      Software development costs incurred in conjunction with product development are charged to expense until technological feasibility is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The establishment of technological feasibility and the on-going assessment of the recoverability of costs require considerable judgement by the Company with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. After consideration of the above factors, the Company amortizes capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on, generally five years.

      Research and Development

      Research and development costs are expensed as incurred in accordance with Statement of Financial Standards (SFAS) No. 2, Accounting for Research and Development Costs.

      Income Taxes

      Deferred tax assets and liabilities are recorded for differences between the financial statement and tax bases of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the changes in deferred tax assets and liabilities during the period.

      Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value due to their short-term maturities. The carrying value of debt approximates their estimated fair values because the rates of interest on the debt approximates current interest rates for similar obligations with like maturities.

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

2.    Summary of Significant Accounting Policies, Continued:

      Concentrations of Credit Risk

      Financial instruments which potentially subject the company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, such cash may exceed federally insured limits. Approximately 50% and 55% of accounts receivable at December 31, 1998 and 1997 are concentrated with one customer.

      Revenue Recognition and Revenue Sharing Agreements

      Revenue from hardware and software sales are recognized when a product is shipped. The Company has revenue sharing and transaction processing agreements with merchants who process commercial transactions through the Company's hardware and software systems provided on site to the merchants. Transaction processing fee revenue is recognized at the time transactions processing services are performed and earned. Revenues collected for warranty services to be performed in the future are deferred and recognized ratably over the related contract period.

      Use of Estimates and Assumptions

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and assumptions.

      It is reasonably possible that the estimates of anticipated future gross revenues and the remaining estimated economic lives used to calculate depreciation and amortization of the Company's long lived assets and software may be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs ($1,256,020) may be reduced entirely in the near term. In addition, the carrying amount of long lived assets may be reduced materially in the near term.

      Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes items such as foreign currency translation adjustments. Management believes this standard is not applicable as the Company does not have any items in its financial statements meeting the criteria for comprehensive income.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. This statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entitiy-wide disclosures about products and services, major customers and the major countries in which the Company holds assets and reports revenues. Management believes this standard is not applicable as the Company currently operates as one segment.

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

3.    Inventories:

      Inventories at December 31,1998 and 1997 consisted of the following:

                                                         1998         1997

        Smart cards and related packaging             $ 158,917    $ 149,204
        Smart card terminals                             61,846       53,545
        Assembled unattended kiosks and components      140,704
                                                      ---------    ---------

                                                      $ 361,467    $ 202,749
                                                      =========    =========

4.    Property and Equipment:

      Property and equipment at December 31, 1998 and 1997 consisted of the following:

                                                             1998       1997

        Ticket dispensing systems                        $  476,318  $  465,500
        Computer equipment and software                     853,670     367,907
        Furniture and fixtures                              211,360      42,635
        Leasehold improvements                              334,461     258,239
                                                         ----------  ----------

                                                          1,875,809   1,134,281
        Less accumulated depreciation and amortization     (775,748)   (411,603)
                                                         ----------  ----------

                                                         $1,100,061  $  722,678
                                                         ==========  ==========

5.    Note Receivable

      In 1998 the Company advanced $50,000 to Scrip Advantage, Inc. in exchange for a demand note receivable with interest bearing at 10%, which is included in deposits and other assets in the accompanying consolidated balance sheet. The note receivable is convertible into common stock of Scrip Advantage at the Company's option.

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

6.    Notes Payable to Banks:

      Notes payable to banks at December 31, 1998 and 1997 consisted of the following:

                                                                                            1998              1997
             Note payable to bank, interest at bank's prime rate (8.5% at
               December 31, 1997) plus 2%, principal due in February 1998, interest due monthly, guaranteed by certain stockholders and collateralized by substantially all of the
               assets of TPG                                                                              $    50,000

             Note payable to bank, interest at bank's prime rate (8.5% at
               December 31, 1997) plus 1.5%, principal due in various
               installments from February 1998 through November 1998, interest due monthly, guaranteed by certain stockholders and
               collateralized by substantially all of the assets of PIL                                       190,000

             Note payable to bank, interest at bank's prime rate (7.75% at
               December 31, 1998) plus 1.5%, principal due in various
               installments from May 1998 through May 1999, interest due
               monthly, guaranteed by certain stockholders and
               collateralized by substantially all of the assets of PIL                 $   130,000           150,000

             Note payable to bank, interest at prime (7.75% at December 31,
               1998) plus 1.5%, principal due in various installments from
               February 1998 through May 1, 1999 (however, the note payable will be due in full upon sale or transfer of either a controlling ownership interest in PT Link or substantially all of PT Link's assets occurring prior to May 1, 1999), interest due monthly and collateralized by substantially all of the
               assets of PT Link                                                            110,000           330,000

             Note payable to bank, interest at prime (7.75% at December 31,
               1998) plus 2.75%, principal due in various installments from
               February 1998 through September 2001, interest due monthly, guaranteed by certain stockholders and
               collateralized by substantially all of the assets of PIL                     267,850           341,891
                                                                                        -----------       -----------
                                                                                            507,850         1,061,891
             Less current maturities                                                       (336,947)         (551,991)
                                                                                        -----------       -----------
                                                                                        $   170,903       $   509,900
                                                                                        ===========       ===========

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

6.    Notes Payable to Banks, Continued:

      The contractual principal maturities of notes payable to banks at December 31, 1998 are as follows:

                1999                                   $   336,947
                2000                                       108,166
                2001                                        62,737
                                                       -----------

                                                       $   507,850
                                                       ===========

7.    Accrued Expenses:

      Accrued expenses at December 31, 1998 and 1997 consisted of the following:

                                                       1998       1997

         Interest payable                            $  1,912   $ 20,403
         Accrued payroll, bonus, and related taxes    599,339      4,800
         Insurance premiums payable                    90,262     48,798
         Other accrued expenses                       159,122    148,796
         Unearned revenue                               3,395
                                                     --------   --------

                                                     $854,030   $222,797
                                                     ========   ========

8.    Income Taxes:

      At December 31, 1998, the Company had accumulated net operating loss carryforwards for tax purposes of approximately $17,439,836 which expire through 2018. As a result of acquisitions, the availability of these net operating losses to offset future taxable income will be limited to a prescribed amount each year as specified in the Internal Revenue Code. Net operating losses accumulated through the dates of acquisition of PT Link and ST may be limited to their separate taxable income.

      The following is a reconciliation of the income tax benefit to the amount based on the statutory Federal rate of 34%:

                                                                      December 31,
                                                            1998           1997          1996
         Federal income tax benefit at statutory rate   $(2,421,389)   $(1,219,417)   $  (963,178)
         Losses which provide no current tax benefit      2,414,470      1,215,851        949,604
         Other, net                                           6,919          3,566         13,574
                                                        -----------    -----------    -----------

              Income tax benefit                        $        --    $        --    $        --
                                                        ===========    ===========    ===========

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

8.    Income Taxes, Continued:

      Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      The significant components of the Company's deferred income tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                     1998           1997

         Deferred income tax assets:
            Tax loss carryforwards               $ 5,929,544    $ 3,670,117
            Debt guarantee fees to stockholder       439,466        439,466
            Accrued compensation                     204,150        203,809
            Depreciation                              50,615             --
            Other                                         --         22,242
                                                 -----------    -----------

                Deferred income tax assets         6,623,775      4,335,634
                                                 -----------    -----------

         Deferred income tax liability:
            Depreciation                                             53,741
            Other                                      1,222
                                                 -----------    -----------

                Deferred income tax liability          1,222         53,741
                                                 -----------    -----------

         Valuation allowance                      (6,622,553)    (4,281,893)
                                                 -----------    -----------

                Net deferred income tax assets   $        --    $        --
                                                 ===========    ===========

      A full valuation allowance has been recorded at December 31, 1998 and 1997 based on management's determination that the recognition criteria for realization have not been met.

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

9.    Commitments:

      Lease Commitments

      The Company leases its facilities in Woodinville, Washington, Santa Rosa, California and Honolulu, Hawaii and also leases certain vehicles and office equipment under operating lease agreements expiring in the years 1999 to 2003. In 1997, the Company entered into a master lease agreement with a bank which provides up to $400,000 of credit to the Company for the lease of certain computer and office equipment and furniture. The lease is for a period of 34 months and contains an option to acquire the equipment at the end of the lease term for the fair market value of the equipment. The lease provisions require the Company to maintain up to $200,000 in a certificate of deposit at the bank as collateral for the lease, and to deposit additional funds if the Company's cash and cash equivalents are not maintained above $850,000. As of December 31, 1998 and 1997 $200,000 and $70,500 respectively has been classified as restricted cash.

      This lease has been accounted for as an operating lease. As of December 31, 1998 the Company has drawn all $400,000 of the lease line. The approximate future minimum rental commitments as of December 31, 1998 under all operating leases are as follows:

              1999                                          $  472,000
              2000                                             438,000
              2001                                             323,000
              2002                                             227,000
              2003                                              42,000
                                                            ----------

                                                            $1,502,000
                                                            ==========

      Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $463,000, $147,000 and $100,000 respectively.

10.   Employment Agreements and Stock Options:

      Employment Agreements

      The Company has entered into employment agreements with certain employees and officers. The agreements provide for future salary, benefits and stock option grants to the employee/officers during their terms of employment. The agreements also contain non-compete restrictions on the employee/officers and provide for certain severance obligations in the event of termination with cause (as defined). In addition, one of the officers receives one-half share of TPG common stock for each dollar of debt personally guaranteed by the officer. In 1996 the officer earned 200,000 shares of TPG common stock under this provision.

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

10.   Employment Agreements and Stock Options, Continued:

      Stock Options

      In December 1997, the Company's Board of Directors adopted The Pathways Group, Inc. 1996 Stock Incentive Plan (the "Plan"), which provides for the issuance of incentive stock options ("ISOs") and non-qualified options to key management and reserved a total of 2,000,000 shares of common stock pursuant to the Plan.

      ISOs may be issued to employees of the Company and have a maximum term of 10 years from the date of the grant. The exercise price for ISOs may not be less than 100% of the estimated fair market value of common stock at the time of the grant, and the aggregate fair market value (as determined at the date of the grant) of shares issuable upon the exercise of ISOs for the first time by an employee in any one calendar year may not exceed $100,000. In the case of options granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the estimated fair market value of the common stock at the time of grant, and the term of the option may not exceed five years. Options become exercisable in whole or in part from time to time as determined by the Board of Directors, which will administer the Stock Incentive Plan. Generally, options vest over periods ranging from one to three years.

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation". The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the exercise price to be paid to acquire the stock.

      In December 1998, the Company adopted the Pathways Group, Inc. Directors stock option plan to assist the Company in attracting and retaining outside directors. The terms of the plan reserves a total 100,000 shares of common stock for issuance to outside non-employee directors. Initial grants of options to acquire 10,000 shares were granted to three non-employee directors in December 1998.

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

10.   Employment Agreements and Stock Options, Continued:

      Stock Options, Continued:

      Option activity for the three years ended December 31, 1998 is as follows:

                                                                Weighted
                                                                 Average
                                              Shares          Exercise Price

         Balance, January 1, 1996
         Granted                              230,000          $    2.83
         Exercised
         Canceled
                                              -------          ---------

         Balance, December 31, 1996           230,000               2.83
         Granted                              214,000              19.79
         Exercised                            (10,001)              1.71
         Canceled                              (6,666)              3.00
                                              -------          ---------

         Balance, December 31, 1997           427,333              11.35
         Granted                               84,000              14.88
         Exercised                             (6,667)              1.07
         Canceled                             (57,000)             24.00
                                              -------          ---------

         Balance, December 31, 1998           447,666          $   10.55
                                              =======          =========

      No compensation expense has been recorded for options granted in 1998, 1997 and 1996 because the exercise price of the options granted was equal to the fair value of the related shares based upon the price of the Company's common stock.

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

10.   Employment Agreements and Stock Options, Continued:

      Stock Options, Continued:

      The following table summarizes information about options outstanding at December 31, 1998:

                    Options Outstanding             Options Exercisable
              -------------------------------     -------------------------
                                   Weighted
                                    Average
              Weighted             Remaining                      Weighted
              Average    Number    Contractual     Number         Average
              Exercise     of         Life           of           Exercise
               Prices    Shares    (in years)      Shares          Prices

             $    2.94   206,666            8      133,334      $     3.00
                 15.00   100,000            9       33,334           15.00
                 24.00    61,500           10       55,500           24.00
                 14.36    79,500           10       31,500          14.375
             ---------   -------                   -------      ----------
             $   10.55   447,666                   253,668      $    10.58
             =========   =======                   =======      ==========

      Pro forma information regarding the net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted after December 31, 1995 under the fair value method of that statement.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The following table presents pro forma net loss and net loss per share for the year ending December 31,1998 and 1997 as if the Company accounted for compensation expense related to stock options under the fair value method prescribed by SFAS 123:

                                         December 31,      December 31,
                                             1998              1997

         Pro forma net loss             $  (8,514,217)   $  (3,743,575)
         Pro forma net loss per share           (0.65)           (0.31)

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

10.   Employment Agreements and Stock Options, Continued:

      Stock Options, Continued:

      The fair value of options granted was estimated on the date of grant using the Black-Scholes. For value method for 1998 and 1997 and the Black-Scholes minimum value method for 1996 assuming no dividends and the following weighted average assumptions:

                                     1998             1997            1996

      Risk free interest rate   4.13% to 5.61%   5.79% to 5.93%   5.76% to 6.16%
      Expected lives             3 to 5 years     3 to 5 years       10 years
      Volatility                     83%              55%

      There was no difference in 1996 compensation expense between the intrinsic value method as reported by the Company and the fair value method prescribed by SFAS 123 because no options vested in 1996. The weighted average fair value of options granted in 1998 and 1997, as calculated using the Black-Scholes option pricing model, was $9.28 and $9.85 per option respectively.

11.   Capital Stock Transactions:

      Common Stock

      In connection with a financial advisory agreement with Allen and Company, Inc. ("Allen"), the Company issued Allen warrants to purchase 440,000 shares of TPG stock at $.01 per share for services to be provided by Allen. In 1996, the warrants were exercised for 440,000 shares of common stock by Allen for consideration of $4,400.

      In 1996, the Company issued 542,292 shares of common stock to the Company's President and Chief Executive Officer in consideration for personally guaranteeing 1,292,500 principal amount of indebtedness of the Company. The Company also issued 1,470,331 shares of common stock for conversion of notes payable to stockholders, officers and individuals and 1,161,762 shares for conversion of wages, interest consulting and professional fees. These transactions were recorded at the fair value of $1.00 per share of common stock at the date of issuance or conversion.

      In 1996 and 1997, the Company acquired the remaining minority interest in its subsidiary, SPRINTICKET, Inc. by issuing 225,000 shares of common stock (1996) and payment of $75,000 cash (1997). This transaction was accounted for as a purchase with the purchase price of $300,000 allocated to software and amortized in accordance with the Company's amortization policy.

      In 1992, the Company acquired land for $250,000 in exchange for $125,000 note payable and the issuance of 10,000 shares of common stock. In August 1996, the Company entered into an agreement whereby the land was returned to the seller in exchange for the note payable and the shares of common stock. There was no gain or loss as a result of the settlement.

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

11.   Capital Stock Transactions:

      Common Stock, Continued:

      In 1996, Allen purchased 39% of the outstanding common stock of TPG for $3,250,000. Also in 1996, the Company incurred a liability of $300,000 for services provided by Allen. The Company settled the obligation by issuing 300,000 shares of TPG stock to Allen.

      In December 1996, the Company sold through a private placement 783,734 shares of common stock for $2,000,000. In connection with the sale, the Company issued a warrant for the purchase of 335,886 shares of its common stock at $2.9772 per share, for an aggregate purchase price of $1,000,000. In December 1997, the warrant was exercised in full.

      In July 1997, the Company sold 833,333 shares of common stock in an initial public offering at $6.00 per share. The net proceeds from the offering was $4,857,956.

      In July and August of 1998, the Company sold 654,508 shares of common stock through a private placement at 13.75 per share. The net proceeds from the sale shares was $8,385,829.

12.   Supplemental Disclosure of Cash Flow Information:

                                                             1998         1997          1996

        Cash paid during the year for interest           $   98,227   $  241,637    $  283,993

         Non-cash transactions:
          Notes payable converted to common stock                          3,000     1,470,331
          Accounts payable and accrued expenses
           converted to common stock                                                   880,189
          Acquisition of minority interest in subsidiary                               225,000
          Exchange of land and note payable for
             common stock                                                              250,000

      In 1997, the Company changed suppliers of its smart card terminals and readers. In connection with this supplier change, the Company returned $122,377 of smart card terminals previously recorded as inventory and accounts payable to its former supplier. On December 31, 1997, the Company recorded as other assets $118,088 for deposits on property and equipment. During 1998 these items were placed in service.

13.   Related Party Transactions:

      In 1998, the Company paid a total of $505,602 to Allen and Company Incorporated, a shareholder, and Mitchum, Jones and Templeton, whose Chief Executive Officer is a Director and shareholder of the Company for investment banking services and direct expenses in connection with the Company's private placement.

The Pathways Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

14.   Subsequent Event - Funding of Operations

      In March of 1999, the Company received a firm commitment for additional funding of $3,000,000. The Company believes that its existing cash reserves, planned expenditure reductions (if necessary) and revenues will be adequate to fund the Company's operations through 1999.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 19834, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE PATHWAYS GROUP, INC.

March 31, 1999                     By:  /s/ CAREY F. DALY, II
                                        --------------------------------------
                                   Carey F. Daly, II
                                   President, Chief Executive Officer and
                                   Chairman of the Board (principal executive
                                   officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                Title                                    Date

/s/Carey F. Daly, II                    President, Chief Executive              March 31, 1999
-------------------------------         Officer, Chairman of the Board
   Carey F. Daly, II                    and Director



/s/ Mark T. Schuur                      Chief Financial Officer and             March 31, 1999
-------------------------------         Director
    Mark T. Schuur


/s/ Glenn A. Okun                       Director                                March 31, 1999
-------------------------------
    Glenn A. Okun


/s/ Monte P. Strohl                     Director                                March 31, 1999
-------------------------------
    Monte P. Strohl


/s/ Linda Wing                          Director                                March 31, 1999
-------------------------------
    Linda Wing