Form 10-Q
period 1999-03-31
PATHWAYS GROUP INC
filed 1999-05-12
CIK 1039759

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        --------------     -------------------

                        Commission file number 000-24119

                            THE PATHWAYS GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                                       91-1617556
                     --------                                      -----------
          (State or Other Jurisdiction of                        (I.R.S. Employer
          Incorporation or Organization)                        Identification No.)

             14201 N.E. 200TH STREET, WOODINVILLE, WASHINGTON 98072
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (425) 483-3411
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      |X|      No       |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.

Yes      |_|      No       |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 11,1999:
13,565,662 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

        The unaudited financial statements for the Company's fiscal quarter ended March 31, 1999 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Except for historical information, the material contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation is forward-looking. This discussion includes, in addition to historical information, forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's Registration Statements on Form 10-SB, as amended, Form SB-2 and its most recently filed Form 10-K, each as filed with the Securities and Exchange Commission. These risks and uncertainties include the rate of market development and acceptance of smart card technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."

        GENERAL

        The Pathways Group, Inc. and its subsidiaries (collectively, "Pathways" or the "Company") designs, markets and services custom smart card applications. The Company believes that it develops unique solutions for creating and processing data and ensuring secure electronic transactions by utilizing proprietary hardware and application software systems. Pathways' technology establishes electronic commerce in closed system environments. The Company believes that a key element of its business plan is the processing of transactions associated with its current and prospective smart card installations. The Company also manufactures and markets automated ticketing kiosks that the Company anticipates will be integrated with its smart card applications.

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

        RESULTS OF OPERATIONS

        REVENUES. The Company has generated limited revenues from operations to date as it has continued to develop and market its smart card systems. The Company believes it will continue to report minimal revenues until additional significant contracts are signed or until the existing contracts, discussed below, proceed through the pilot stage to a full rollout. Revenues generated in the three month periods ended March 31, 1999 and 1998, primarily relate to credit card processing fees from its unattended ticketing kiosks installed in several ski area and amusement park venues. Revenues increased $4,608, or 280%, for the three months ending March 31, 1999, compared to the corresponding period in 1998 due to an increase in the number of kiosks installed and operating which resulted in higher volumes of transactions being processed.

        Starting in late 1997 and throughout 1998, the Company developed an upgraded version of its unattended kiosk to, among other things, accommodate acceptance and vending of smart cards and also engineered and developed an indoor kiosk that the Company plans to be utilized as a smart card recharge device. The Company began marketing its new indoor and outdoor kiosk products in the first quarter of 1999. The Company has changed its marketing strategy for its unattended kiosks. Previously, the Company leased the kiosks to a customer and collected gross transaction charges of approximately 5% throughout the lease term. The Company's new marketing strategy is to sell the kiosk to a customer for cash and collect ongoing gross transaction fees of approximately 1.75% to 2%. The Company believes this model is more profitable and eliminates negative cash flow required to install and sell the kiosk products.

        In the fourth quarter of 1998, the Company installed its Tikitbox II unattended ticketing system at Winter Park Ski Resort in Colorado and upgraded its existing systems at Six Flags Great Adventure and Magic Mountain Amusement Parks. These contracts are accompanied by transaction processing arrangements at fees generally ranging from 2% to 5%. In addition, the Company has a number of units installed on a pilot basis, such as at Deer Valley, Utah, and is involved in negotiations with those customers for the purchase of multiple units. These pilot agreements provide for the Company to charge transaction fees of generally 5% during the pilot period. Although there can be no assurance of the successful outcome of the pilot programs or negotiations, the Company expects to increase its kiosk sales in 1999 compared to previous years.

        With the exception of the installation of its initial smart card system and resulting sales cards and terminals in 1996, the Company has not realized meaningful revenues from its smart card system products. The Company's marketing efforts have resulted in a number of letters of intent and pilot agreements, including installing a pilot program in Honolulu, Hawaii and signing of a letters of intent with Linkopp Marketing (an internet small business membership organization) and Consolidated Theatres. Although these efforts have not resulted in significant revenues to date, the Company believes that its agreements and activities demonstrate that a substantial market exists for smart card systems in the United States.

        The Company's business model is based upon the Company's contracting with large membership-based businesses to be a turnkey provider of smart card-based systems. The Company anticipates licensing its software for use by its clients and entering into agreements whereby the Company will perform all backroom processing of the transactions that occur over the system in addition to selling smart cards and smart card readers programmed by the Company. The Company expects to receive transaction processing fees for its backroom processing services. The Company anticipates that initial revenue generated from contracts will be derived largely from the sales of smart card terminals, readers and smart cards in order to develop an appropriate concentration of merchants and smart card users in a market area. After this initial phase, the sales mix for a contract is expected to consist of a relatively high concentration of transaction processing fees.

        GROSS MARGIN. Gross margin was 95% for the three months ended March 31, 1999 as compared to 60% for the three months ended March 31, 1998. The increase in gross margin for the three month period in 1999 as compared with 1998 relates to lower charge backs from credit card transactions. In its new transaction processing contracts, effective for 1999, the Company no longer accepts liability for charge backs to a merchant or amusement/ski area as it has in prior years. As a result the Company expects gross margins on its credit card processing fees to be higher than in past years.

        The Company's gross margin as a percentage of revenues is primarily a function of the sales mix between higher margin transaction processing fees and lower margin smart card and terminal sales. The Company expects potential competition and the sales mix between hardware sales and transaction processing fees to influence heavily the future gross margin percentages. Although this sales mix is difficult to predict, margins generally will be lower at the beginning of a new client system rollout due to the concentration of smart card readers and smart card sales. Once the initial rollout is completed, gross margins are expected to increase due to increases in use of the smart cards by cardholders and the resulting transaction processing fees.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $325,693, or 28.8%, during the three months ended March 31, 1999, as compared to the corresponding period in 1998. This increase is primarily the result of expanded payroll and employee support costs associated with an increased number of full-time employees. The Company had 58 full-time employees at March 31, 1999, as compared to 43 as of March 31, 1998. In addition, the Company has incurred increases in sales and marketing related expenditures commensurate with the increase in marketing personnel. The level of selling, general and administrative costs is expected to continue to increase, although more modestly than in the past four quarters, as a result of ongoing marketing and customer support activities, and an increase in the number of operating and technical personnel necessary to support the Company's expected sales, product development, and customer support activities.

        The Company leased, in the second quarter of 1997, an 8,700 square foot facility in Santa Rosa, California, which has been refurbished into a new state-of-the-art transaction processing center. The Company, through its wholly-owned subsidiary, opened a sales and marketing office in Honolulu, Hawaii, during the third quarter 1997 and expanded the office in September 1998. In October 1998, the Company also leased and occupied a 6,390 square foot research and development facility. The Company also uses this space for assembling and testing Tikitbox II unattended ticketing and smart card systems. Consequently, the selling, general, and administrative expenses for the three months ended March 31, 1999, reflect the costs of operating the Company's expanded Hawaii office and new research and development facility whereas the corresponding periods in 1998 do not reflect these operating expenses. The Company anticipates substantial investments in its sales, marketing and product development activities in the foreseeable future as it seeks to expand sales of smart card systems. The table below details the changes in selling, general, and administrative expenses for major categories for the three months periods ended March 31, 1999 and 1998.

                                                              INCREASE (DECREASE) IN THE THREE
                                                              MONTHS ENDED MARCH 31, 1999
SG&A INCREASE ATTRIBUTABLE TO:                                VS. THE THREE MONTHS ENDED
                                                              MARCH 31, 1998
Payroll and payroll related expenses                                      $235,487
Rent, office, and facility (including equipment)
expenses                                                                  $ 77,671
Marketing, selling, and travel related expenses                           $ 53,739
Other SG&A related expenses                                               $(41,204)
Total Increase in SG&A                                                    $325,693

        RESEARCH AND DEVELOPMENT. Research and development costs increased $69,891 in the first three months of 1999 as compared to the same period in 1998. The increase in 1999 over 1998 reflects the increase in programming staff and their related research and development efforts and the expenditures on equipment and software used for testing new product technologies and offerings.

        AMORTIZATION OF SOFTWARE COSTS. Amortization of software costs increased $25,119 for the three months ended March 31, 1999 compared to the corresponding period in 1998. This increase is primarily due to a change in the estimated useful lives of certain applications from five years to three years. The effect of this change in amortization expense for the quarter ended March 31, 1999, was $35,019 after tax and $0.0026 per share. See Note 8 to the unaudited financial statements commencing on page F-1.

        In accordance with generally accepted accounting principles for the accounting for software development costs, the Company would, if it were determined that an impairment of software development costs existed, write down the value at which such software development costs are carried in the Company's financial statements. Any such write down, if made, would be reflected as a charge to operations in the period any such impairment was determined and could have a material adverse effect on the Company's financial position and results of operations for such period. The Company believes its capitalized software is not impaired, and is stated at net realizable value.

        DEPRECIATION. Depreciation increased $42,447 for the three months ended March 31, 1999, as compared to the corresponding period in 1998 primarily due to continued increases in capital expenditures. Capital expenditures in 1999 and 1998 include the addition of computer equipment to support an increase in marketing and technical activities and personnel, the leasehold improvements at the Company's Santa Rosa transaction processing center and research and development facility, and the opening and expansion of its Hawaii office.

        INTEREST INCOME (NET). The Company had an increase of $16,907 in net interest income for the three months ended March 31, 1999, as compared to 1998 due to reductions in the total debt outstanding and increased interest income from the investment of available funds from common stock sales.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital was $2,056,829 and $3,819,466 at March 31, 1999 and December 31, 1998, respectively. The decrease in working capital at March 31, 1999 compared to December 31, 1998 is primarily due to the Company's net loss in the quarter, and the resulting use of cash for operating expenses and the payment of accrued expenses.

        In March of 1999, the Company received a firm commitment for additional funding of $3,000,000. The Company believes that its existing cash reserves, planned expenditure reductions (if necessary), revenues and proceeds from the equity funding (if required) will be adequate to fund the Company's operations through 1999. In addition to this commitment, the Company is actively seeking additional funding commitments to continue to aggressively pursue and expand its marketing efforts and operations. The Company is investigating expanding its marketing efforts to Europe and additional funding would be necessary to execute such plans.

        On July 23, 1998, the Company commenced a private offering of its Common Stock and completed the offering on August 21, 1998. The offering was conducted pursuant to Rule 506 of Regulation D under the Securities Act. The Company sold 654,508 shares at $13.75 per share to accredited investors including GE Capital, a wholly owned investment management subsidiary of General Electric Company, and Whittier Trust. The Company engaged Allen & Company Incorporated and Mitchum, Jones & Templeton to act as placement agents for the offering, each of which received a placement fee of 5% of the purchase price per share for shares placed by them. These shares were subsequently registered for resale via the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 24, 1998. The registration statement became effective on October 9, 1998.

        The Company's capital expenditures to date decreased by $261,794 for the first quarter of 1999 as compared to the first quarter of 1998. This decrease is primarily due to significant costs incurred in the first quarter of 1998 for computer equipment and leasehold improvements for its transaction processing center in Santa Rosa, California. Although capital expenditures decreased for the quarter, the Company expects continued investments in capital expenditures for increased personnel, and transaction processing infrastructure to support more complex operations and high volumes.

        The Company has historically relied upon proceeds from the sale or issuance of its common shares and from the issuance of notes payable and lease financing to satisfy its working capital requirements. The Company expects to continue to depend upon equity financing to fund operations and satisfy its working capital needs until it is able to generate significant sales or achieve profitability. There can be no assurance that the Company will in the foreseeable future achieve sales of the magnitude to generate sufficient cash flow from operations to continue to execute its business plans. However, the Company believes that the potential revenue to be realized from the rollout of its current contracts, its current cash resources, including proceeds from the pending private placement, reduction in expenditures (if necessary) and available trade and other credit facilities are sufficient to meet its present anticipated working capital needs for the next twelve months. In the event the Company is unable to generate significant revenues from the rollout of its current contracts or additional contracts the Company may negotiate, the Company will be required to seek alternative sources of financing to fund its operations. The Company's estimate of its cash requirements and its ability to meet them are forward-looking statements, and there can be no assurance that the Company's cash requirements will be met without additional debt or equity financing. There can be no assurance that, if needed, additional financing will be available on acceptable terms to the Company, if at all.

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

        The Company has conducted a process to identify all internally used operating systems, software, and other technology that may be impacted by the Year 2000 problem. This process is now substantially complete. For the internally used operating systems, software, and technology the Company has identified as material, the Company is assessing the Year 2000 exposure through testing and vendor inquiry. Material operating systems, software, and other technology deemed to be adversely affected by the Year 2000 problem will be upgraded or replaced. The Company currently estimates the range of costs to upgrade or replace systems it believes may be impacted by the Year 2000 issues to be from $50,000 to $150,000. In addition to operating systems, software, and other technology, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone systems, security systems, elevators, and other common devices may be affected by the Year 2000 problem.

        The Company has identified major suppliers and other third party vendors integral to the operations of the Company's business. The Company has initiated communications with those suppliers and third party vendors to assess their readiness to deal with Year 2000 problems. As part of the Year 2000 project, the Company will identify alternative providers of products and services deemed material to the Company's operations. However, the Company has no control over and cannot predict the corrective actions of these third party vendors and suppliers. The Company intends to arrange, to the extent available, alternate supplier arrangements in the event a third party vender is materially impacted by Year 2000 issues. While the Company expects that it will be able to resolve any significant Year 2000 problems related to third party products and services, there can be no assurance that it will be successful in resolving any such problems. Any failure of these third party vendors and suppliers to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain statements contained in this quarterly report contain "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's Registration Statements on Form 10-SB, as amended, Form SB-2 and its most recently filed Form 10-K, each as filed with the Securities and Exchange Commission. These risks and uncertainties include, without limitation:

         o The rate of market development and acceptance of smart card technology.
         o         The unpredictability of the Company's sale cycle.
         o The limited revenues and significant operating losses generated to date.
         o         The possibility of significant ongoing capital requirements.
         o         The loss of any significant customer.
         o The ability of the Company to compete successfully with the other providers of smart cards and smart card services.
         o The ability of the Company to secure additional financing as and when necessary.
         o The ability of the Company to retain the services of its key management, and to attract new members of the management team.
         o The ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products.
         o The ability of the Company to achieve adequate levels of revenue to recover its investment in capitalized software development costs.

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

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a.                Exhibits

                           Exhibit 27             Financial Data Schedule

         b.                Reports on Form 8-K

                           None.

                            THE PATHWAYS GROUP, INC.

             Index to Consolidated Financial Statements (Unaudited)
                   for the Fiscal Quarter Ended March 31, 1999


Consolidated Balance Sheets                                            F-2

Consolidated Statements of Operations                                  F-3

Consolidated Statements of Cash Flows                                  F-4

Notes to Consolidated Financial Statements                             F-5

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                              ASSETS
                                                                             MARCH 31,          DECEMBER 31,
                                                                            ------------        ------------
                                                                               1999                 1998
                                                                               ----                 ----
Current assets:
         Cash and cash equivalents                                         $2,227,558          $4,628,544
         Accounts and interest receivable                                      83,420             102,793
         Inventories                                                          368,258             361,467
         Prepaid expenses and deposits                                        123,194             168,779
                                                                          ------------        ------------
                  Total current assets                                      2,802,430           5,261,583

Restricted cash                                                               222,000             222,000
Software, net                                                               1,158,493           1,256,020
Property and equipment, net                                                 1,053,319           1,100,061
Deposits and other assets                                                     152,303             139,024
                                                                          ------------        ------------

                  TOTAL ASSETS                                             $5,388,545          $7,978,688
                                                                          ------------        ------------
                                                                          ------------        ------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Notes payable to banks, current maturities                          $219,729            $336,947
         Accounts payable                                                     278,027             251,140
         Accrued expenses and unearned revenue                                247,845             854,030
                                                                          ------------        ------------
                  Total current liabilities                                   745,601           1,442,117

Notes payable to banks, net of current maturities                             144,085             170,903
                                                                          ------------        ------------

                  TOTAL LIABILITIES                                           889,686           1,613,020
                                                                          ------------        ------------

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.01 par value; 50,000,000 shares authorized;                  135,657             135,657
13,565,662 issued and outstanding at March 31, 1999
and December 31, 1998
Additional paid in capital                                                 26,439,081          26,439,081
Accumulated deficit                                                       (22,075,879)        (20,209,070)
                                                                          ------------        ------------

         TOTAL STOCKHOLDERS' EQUITY                                         4,498,859           6,365,668
                                                                          ------------        ------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $5,388,545          $7,978,688
                                                                          ------------        ------------
                                                                          ------------        ------------

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             FOR THE
                                                        THREE MONTHS ENDED
                                                    MARCH 31,          MARCH 31,
                                                    ---------          ---------
                                                       1999              1998
                                                       ----              ----
Sales, net                                         $      6,252    $      1,644
Cost of sales                                               304             659
                                                      ---------       ---------
         Gross profit                                     5,948             985
                                                      ---------       ---------

Selling, general and administrative expenses          1,458,368       1,132,675
Research and development                                143,185          73,294
Amortization of software                                186,358         161,239
Depreciation                                            116,907          74,460
                                                      ---------       ---------
         Total operating expenses                     1,904,818       1,441,668
                                                      ---------       ---------


Loss from operations                                 (1,898,870)     (1,440,683)


Interest income, net                                     32,061          15,154
                                                         ------          ------


         NET LOSS                                  $ (1,866,809)   $ (1,425,529)
                                                   ------------    ------------
                                                   ------------    ------------

         Basic and diluted net loss per share      $      (0.14)   $      (0.11)


         Shares used in per share calculations       13,565,662      12,904,487




 The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                            FOR THE
                                                                                       THREE MONTHS ENDED
                                                                                   MARCH 31,       MARCH 31,
                                                                                   ---------       ---------
                                                                                     1999            1998
                                                                                     ----            ----
Cash flows from operating activities:
         Net loss                                                                 $(1,866,809)   $(1,425,529)
Adjustments to reconcile net loss to net cash used in operating activities:

                  Depreciation                                                        116,907         74,460
                  Amortization of software                                            186,358        161,239
                  Effects of changes in operating assets and liabilities:
                           Accounts and interest receivable                            19,373         (9,945)
                           Inventories                                                 (6,791)         8,808
                           Prepaid expenses and deposits                               45,585        (11,782)
                           Other assets                                               (13,279)       109,168
                           Accounts payable                                            26,887        168,538
                           Accrued expenses                                          (606,185)       (29,471)
                                                                                  -----------    -----------
                  Net cash used in operating activities                            (2,097,954)      (954,514)
                                                                                  -----------    -----------

Cash flows from investing activities:
         Capital expenditures                                                         (70,165)      (331,959)
         Capitalized software development costs                                       (88,831)       (75,243)
         Restricted cash                                                                    0       (129,500)
                                                                                  -----------    -----------
                  Net cash used in investing activities                              (158,996)      (536,702)
                                                                                  -----------    -----------
Cash flows from financing activities:
         Principal payments on notes payable to banks                                (144,036)      (128,463)
                                                                                  -----------    -----------
                  Net cash used in financing activities                              (144,036)      (128,463)
                                                                                  -----------    -----------

Decrease in cash and cash equivalents                                              (2,400,986)    (1,619,679)
Cash and cash equivalents, beginning of period                                      4,628,544      3,759,720
                                                                                  -----------    -----------
Cash and cash equivalents, end of period                                           $2,227,558     $2,140,041
                                                                                  -----------    -----------
                                                                                  -----------    -----------

 The accompanying notes are an integral part of these consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       UNAUDITED INTERIM FINANCIAL INFORMATION

                  The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the periods ended March 31, 1999 and 1998 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its December 31, 1998 Form 10-K filed with the Securities and Exchange Commission.

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

3.       INVENTORIES

                  Inventories consisted of the following:

                                              MARCH 31, 1999   DECEMBER 31, 1998
Smart cards and related packaging               $158,999               $158,917
Smart card terminals and computer hardware        59,036                 61,846
Assembled unattended kiosks and components       150,223                140,704
                                                --------               --------
                                                $368,258               $361,467
                                                --------               --------
                                                --------               --------


4.       CAPITAL STOCK TRANSACTIONS

                  In March 1999, the Company received a firm commitment for additional funding of $3,000,000. The Company believes that its existing cash reserves, planned expenditure reductions (if necessary), and revenues will be adequate to fund the Company's operations through 1999.

                  In August 1998, the Company received net proceeds of $8,385,829 from the sale of 654,508 shares of common stock. The offering was conducted pursuant to Rule 506 of Regulation D under the Securities Act. These shares were subsequently registered for sale pursuant to a Registration Statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on October 9, 1998.


5.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                            FOR THE                 FOR THE
                                         THREE MONTHS            THREE MONTHS
                                            ENDING                  ENDING
                                        MARCH 31, 1999          MARCH 31, 1998
                                        --------------          --------------
         Cash paid for interest             $9,143                  $34,652



6.       BANK AGREEMENTS

                  In 1997, the Company entered into a master lease agreement with a Bank which provided up to $400,000 of credit to the Company for the lease of certain computer and office equipment and furniture for a period of three years, and which contains an option to acquire the equipment at the end of the lease term. The lease provisions require the Company to maintain $200,000 in a certificate of deposit at the bank as collateral for the lease and to deposit additional funds if the Company's available cash and cash equivalents are not maintained above $850,000. In June 1998, the Company determined that it was in breach of one of the financial covenants contained in its $400,000 lease financing arrangement. The Company received a waiver from the bank in August 1998. The Company has been in compliance with the Bank's lease provisions since receiving the waiver.


7.       EARNINGS PER SHARE

                  The Company calculates earnings per share based on SFAS No.128, "Earnings Per Share". Basic earnings per share is calculated using the average number of common shares outstanding. Potentially dilutive shares resulting from common stock options have been excluded from the computation of diluted earnings per share for the three months ended March 31, 1999 and 1998 as they are antidilutive. The number of common stock options outstanding at March 31, 1999 and 1998 that could be potentially dilutive are 446,166 and 425,833 respectively.

8.       CHANGE IN ACCOUNTING ESTIMATE.

                  In the first quarter of 1999, the Company changed the estimated economic life of capitalized software costs for certain applications from five years to three years due to new information and developments arising from recent customer negotiations. The cumulative impact of this change in estimated economic life on net income for the three months ended March 31, 1999 was $35,019, and $.0026 per share.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE PATHWAYS GROUP, INC.


Date:    May __, 1999              By /S/ CAREY F. DALY, II
                                      ---------------------
                                      Carey F. Daly, II
                                      President and Chief Executive Officer


Date:    May ___, 1999             By /S/ MARK T. SCHUUR
                                      ------------------
                                      Mark T. Schuur
                                      Senior Vice President and Chief Financial
                                      Officer