Form 10-Q
period 1999-06-30
PATHWAYS GROUP INC
filed 1999-08-16
CIK 1039759

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

|_|   Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

Commission file number 000-24119

                            THE PATHWAYS GROUP, INC.
                            ------------------------
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

Yes |X|  No | |

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes | |  No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 16,1999:
13,565,662 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

         Transitional Small Business Disclosure Format (check one):

Yes | |  No |X|

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  The financial statements for the Company's fiscal quarter ended June 30, 1999 are attached to this Report, commencing at page F-1.


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. These risks and uncertainties include the rate of market development and acceptance of smart card technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, the ability of the Company to achieve adequate levels of revenue to recover its investment in capitalized software development costs and software licenses, the possibility of significant ongoing capital requirements, and the ability of the Company to secure additional financing as and when necessary. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

                  GENERAL

                  The Pathways Group, Inc. and its subsidiaries collectively ("Pathways" or the "Company") designs, markets and services custom smart card applications. The Company develops unique solutions for creating and processing data and ensuring secure electronic transactions by utilizing proprietary hardware and application software systems. Pathways' technology establishes electronic commerce in closed system environments. A key element of the Company's business plan is the processing of transactions associated with its current and prospective smart card installations. The Company also manufactures and markets automated ticketing kiosks that the Company anticipates will be integrated with its smart card applications.

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

RESULTS OF OPERATIONS

                  REVENUES. The Company has generated limited revenues from operations to date as it has continued to develop and market its smart card systems. The Company believes it will continue to report minimal revenues until additional significant contracts are signed or until the existing contracts, discussed below, proceed through the pilot stage to a full rollout. Revenues generated in the three month and six month periods ended June 30, 1999 and 1998, primarily relate to credit card processing fees from its unattended ticketing kiosks installed in several ski area and amusement park venues. Revenues increased $39,160 or 320% for the three months ending June 30, 1999 compared to the corresponding period in 1998 due to an increase in the number of kiosks installed and operating, which resulted in higher volumes of transactions being processed. Revenues increased $43,769, or 315%, for the six months ended June 30, 1999 compared to the same period in 1998, due to the increased transaction volumes being realized, and the consummated sale ($17,990) of an unattended kiosk to Deer Valley in Utah, which had been installed on a pilot basis. In addition, the beginning of the spring and summer season and extended hours at amusement parks at which the Company's kiosks are installed resulted in a higher volume of transactions, and higher processing fees for the Company. In the first six months of 1999, the Company processed a total of $1,236,073 (13,064 transactions or fees realized of $37,771) through the installed base of kiosks, compared to $344,427 (4,483 transactions or fees realized of $11,264) for the same period in 1998.

                  In late 1997 and during 1998, the Company developed an upgraded version of its unattended kiosk to, among other things, accommodate acceptance and vending of smart cards and also engineered and developed an indoor kiosk to be utilized as a smart card recharge device. The Company began marketing efforts of its new indoor and outdoor kiosk products in the first quarter of 1999. The Company has also changed its marketing strategy for its unattended kiosks. Previously, the Company leased the kiosks to a customer and collected gross transaction charges of approximately 5% throughout the lease term. The Company's new marketing strategy is to sell the kiosk to a customer for cash and collect ongoing gross transaction fees of approximately 1.75% to 2%. The Company believes this model is more profitable and eliminates negative cash flow required to install and sell the kiosk products.

                  In the fourth quarter of 1998, the Company installed its Tikitbox II unattended ticketing system at Winter Park Ski Resort in Colorado and upgraded its existing systems at Six Flags Great Adventure and Magic Mountain Amusement Parks. These contracts are accompanied by transaction processing arrangements at fees generally ranging from 2% to 5%. In addition, the Company has a number of units installed on a pilot basis, and is involved in negotiations with those customers for the purchase of multiple units. These pilot agreements provide for the Company to charge transaction fees of generally 5% during the pilot period. Although there can be no assurance of the successful outcome of the pilot programs or negotiations, the Company expects to increase its kiosk sales in 1999 compared to previous years. In June, 1999, the Company signed contracts for sale of two unattended kiosks to the Blue & Gold Fleet in San Francisco ($30,885), one additional kiosk in Deer Valley ($12,995), and one kiosk at Big Mountain Ski & Summer Resort in Montana ($17,566), with revenues to be realized in the third quarter.

                  In July 1999, the Company signed agreements with the State of Hawaii Millennium Commission to design, develop and maintain the official WEB site for its Hawaii millennium celebration, and to be the official transaction processor for the transactions over the WEB site. In addition, the Company will issue commemorative smart cards to be used for discounts, promotions and ticketing to special events.

                  With the exception of the installation of its initial smart card system and resulting sales cards and terminals in 1996, the Company has not realized meaningful revenues from its smart card system products. The Company's marketing efforts have resulted in a number of letters of intent and pilot agreements, including the installation of a pilot program in Honolulu, Hawaii and signing of a letters of intent with Linkopp Marketing (an internet small business membership organization), and Consolidated Theatres. Although these efforts have not resulted in significant revenues to date, the Company believes that its agreements and activities demonstrate the substantial market for smart card systems in the United States.

                  The Company's business model is based upon the Company's contracting with large membership based businesses to be a turnkey provider of smart card based systems. The Company anticipates licensing its software for use by its clients and entering into agreements whereby the Company will perform all backroom processing of the transactions that occur over the system in addition to selling smart cards and smart card readers programmed by the Company. The Company expects to receive transaction-processing fees for its backroom processing services. The Company anticipates that revenue generated from contracts will be dominated initially by the sales of smart card terminals, readers and smart cards in order to develop an appropriate concentration of merchants and smart card users in a market area. After this initial phase, the sales mix for a contract is expected to consist of a relatively high concentration of transaction processing fees.

                  GROSS MARGIN. Gross margin was 80% for the three months ended June 30, 1999 and 82% for the six months ended June 30, 1999, as compared to 77% for the three months ended June 30, 1998 and 75% for the six months ended June 30, 1998. The increase in gross margin for these periods in 1999 as compared with the corresponding periods in 1998 relates to lower charge backs from credit card transactions. In its new transaction processing contracts, effective for 1999, the Company no longer accepts liability for charge backs to a merchant or amusement/ski area as it has in prior years. As a result, the Company expects gross margins on its credit card processing fees to be higher than in past years.

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

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $372,577 or 32.6% during the three months ended June 30, 1999, and increased $697,909 or 30.7% during the six months ended June 30, 1999, as compared to the corresponding periods in 1998. These increases are primarily the result of expanded payroll and employee support costs associated with an increased number of full-time employees. The Company had fifty-four full-time employees at June 30, 1999, as compared to forty-four on June 30, 1998. In addition, the Company has incurred increases in sales and marketing related expenditures commensurate with the increase in marketing personnel. The level of selling, general and administrative costs is expected to continue to increase, although more modestly than in the past four quarters, as a result of ongoing marketing and customer support activities, and an increase in the number of operating and technical personnel necessary to support the Company's expected sales, product development, and customer support activities.

                  The Company has leased an 8,700 square foot facility in Santa Rosa, California, which has been refurbished into a new state-of-the-art transaction-processing center. The Company, through its wholly-owned subsidiary, opened a sales and marketing office in Honolulu, Hawaii, during the third quarter 1997 and expanded the office in September 1998. In October 1998, the Company also leased and occupied a 6,390 square foot research and development facility. This space is also utilized in the assembly and testing of Tikitbox II unattended ticketing and smart card systems. Consequently the selling, general, and administrative expenses for the three months and the six months ended June 30, 1999 reflect the costs of operating the Company's expanded Hawaii office and new research and development facility whereas the corresponding periods in 1998 do not reflect these operating expenses. The Company anticipates substantial investments in its sales, marketing and product development activities in the foreseeable future as it seeks to expand sales of its smart card systems. Below is a detail of the increase in selling, general, and administrative expenses in major categories for the three month and six month periods ended June 30, 1999 and 1998.

         ------------------------------------------------------------------------------------------------------
                                              INCREASE FOR THE THREE MONTHS        INCREASE FOR THE SIX MONTHS
                                          ENDED JUNE 30, 1999 VS. THE THREE    ENDED JUNE 30, 1999 VS. THE SIX
         SG&A INCREASE ATTRIBUTABLE              MONTHS ENDED JUNE 30, 1998         MONTHS ENDED JUNE 30, 1998
         TO:
         ------------------------------------------------------------------------------------------------------
         Payroll and payroll related                                $88,997                           $323,797
         expenses
         ------------------------------------------------------------------------------------------------------
         Rent, office, and facility                                 $51,063                           $128,734
         (including equipment)
         expenses
         ------------------------------------------------------------------------------------------------------
         Marketing, selling, and                                   $134,638                           $188,377
         travel related expenses
         ------------------------------------------------------------------------------------------------------
         Other SG&A related expenses                                $97,879                            $57,001
         ------------------------------------------------------------------------------------------------------
         Total Increase in SG&A                                    $372,577                           $697,909
         ------------------------------------------------------------------------------------------------------

                  RESEARCH AND DEVELOPMENT. Research and development increased $110,690 in the three months ended June 30, 1999 and increased $180,932 in the six months ended June 30, 1999, as compared to the same periods in 1998. The increase in 1999 over 1998 reflects the increase in programming staff and their related research and development efforts, and expenditures on equipment and software used for testing new product technologies and offerings.

                  AMORTIZATION OF SOFTWARE COSTS. Amortization of software costs increased $25,230 for the three months ended June 30, 1999, and increased $50,349 for the six months ended June 30, 1999, compared to the corresponding periods in 1998. This increase results from a reevaluation of the amortization schedules being used for various projects, and the shortening of the amortization period for some projects, as discussed in the notes to the financial statements. This results in a higher amortization amount for 1999 compared to 1998.

                  DEPRECIATION. Depreciation increased $13,687 for the three months ended June 30, 1999, and increased $56,134 for the six months ended June 30, 1999, as compared to the corresponding periods in 1998 primarily due to continued increases in capital expenditures. Capital expenditures in 1999 and 1998 relate to the addition of computer equipment to support an increase in marketing and technical activities and personnel, the leasehold improvements at the Company's Santa Rosa, California transaction processing center and research and development facility, and the opening and expansion of its Hawaii office.

                  INTEREST INCOME / EXPENSE (NET). The Company had an increase of $17,430 in net interest income for the three months ended June 30, 1999 and an increase of $34,327 in net interest income for the six months ended June 30, 1999, as compared to the same periods in 1998, due to reductions in the total debt outstanding and increased interest income from the investment of available funds from common stock sales.

                  PROTON WORLD LICENSING AGREEMENT. In May 1999, The Company entered into a License Agreement with Proton World International S.A. Under the terms of the Agreement, the Company, acquired a non-exclusive, non-transferable license to use the Proton technology in the United States including its territories. In exchange for its licensing rights under the Agreement and for the issuance of up to 2,500,000 smart cards, the Company has agreed to pay licensing fees. The Agreement provides for additional license fees to be paid for additional card issuance levels over 2,500,000 cards. In addition, a royalty fee will be paid on each smart card and smart card capable reader or terminal sold or issued. Through June 30, 1999, the Company has incurred a licensing fee of $1,000,000, which has been recorded as Software Licenses in the consolidated balance sheet. Of this $1,000,000, $300,000 was due and payable at the time of the signing of the license agreement and $270,000 was still outstanding as of the date of this filing. The Company anticipates payment of this fee after the completion of its financing described in Liquidity and Capital Resources below. The remaining balance of the license fees are payable upon the initiation of a pilot project and upon the rollout of the project as defined in the Agreement. The Agreement also requires the Company to pay ongoing certification, maintenance and support service fees and expenses as those services are provided by Proton World. The license greement has a term of ten years and is automatically renewable for successive five year periods subject to the achievement by the Company of certain performance goals.

                  Proton World is the world's largest electronic purse platform with over thirty million cards issued in 15 countries. The licensed technology from Proton World smart card provides a secure open-platform system which enables issuers and sponsors of smart card programs to have their cards be accepted at other issuers/sponsors terminals and readers as long as they are issued under Proton technology. The system also encompasses back room transaction processing and clearing functions.


LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital was ($774,744) at June 30, 1999 and $3,819,466 at December 31, 1998. The decrease in working capital at June 30, 1999 compared to December 31, 1998 is primarily due to the Company's net loss in the first six months of the year, and the resulting use of cash for operating expenses and the payment of accrued expenses. In addition, the current liabilities at June 30, 1999 reflect an accrued license fee of $970,000 due to Proton World. Exclusive of this accrued license fee payable, working capital at June 30, 1999 would have been $195,256.

                  In March 1999, the Company received a firm commitment for additional funding of $3,000,000 through the sale of common stock. Due to a significant decline in the price of the Company's common stock, the Company subsequently determined that closing this transaction was not its most advantageous financing alternative. Consequently, in August 1999, the Company entered into an agreement with Mitchum, Jones and Templeton, an investment bank in San Francisco, CA, whose chief executive officer is a director of the Company, for a firm commitment financing for $3,000,000 of units, with each unit comprised of one share of redeemable preferred stock financing and four common stock purchase warrants. Each unit has a subscription price of $10.00, and each warrant has an exercise price of $2.50 per share and a term of three years. In the aggregate, the firm commitment offering will require the Company to issue 300,000 shares of preferred stock and warrants to purchase 1,200,000 shares of Common Stock. In addition, Mitchum Jones and Templeton has agreed to a best efforts offering of units for an additional $3,000,000 on the same terms and conditions as the committed financing. The preferred stock is redeemable at any time, but no later than December 31, 2001; requires quarterly dividends payable at six percent per annum or an in-kind dividend at a rate of ten percent per annum; contains provisions relating to preferential liquidation rights, voting rights for the warrants issuable under the preferred stock and registration provisions. In addition, in the event the Company does not redeem the preferred shares before December 31, 1999, the Company will be required to issue during each quarter the shares of preferred stock remain unredeemed, an additional warrant for each six shares of preferred stock held (or a total of 50,000 common stock purchase warrants for each 300,000 shares of preferred stock outstanding). The terms of the preferred stock also prohibit the Company from issuing further debt, or increasing its bank obligations without approval of preferred stockholders. In connection with the sale of the units, the Company agreed to pay a placement fee to Mitchum, Jones and Templeton of $300,000 or warrants to purchase 150,000 shares of common stock at $2.50 per share with respect to the committed portion of the offering. If the best efforts offering is concluded, Mitchum Jones and Templeton will receive an additional placement fee on the same terms. On August 13, 1999, the Company closed the sale of $1,000,000 of units (100,000 shares of preferred stock and 400,000 warrants) and anticipates closing the additional $2,000,000 committed to the Company by August 29, 1999. The Company has agreed to register the shares of Common Stock underlying the warrants no later than November 1999. Prior to this closing, the Company's chief executive officer advanced $300,000 to the Company to pay certain payroll and operating expenses. The Company intends to repay this advance from the proceeds of the first closing.

                  The Company believes that its existing cash reserves, revenues and proceeds from the firm and the best efforts financings described above will be adequate to fund the Company's operations through 1999. The Company considers the proceeds from the sale of the units of preferred stock and warrants to be bridge financing and intends to pursue aggressively further equity financing to continue to expand its sales and marketing efforts and operations.

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

                  In May 1999, the Company entered into a License Agreement with the Proton World International, S.A. of Brussels, Belgium. The Company intends to incorporate this technology into its core product offerings which will require substantial investments in the following: up front licensing fees; substantial ongoing royalty fees; expenditures on training, certification, maintenance and support services; expansion of computer hardware at its transaction processing centers; and additional technical and marketing staff to capitalize on the market opportunity the Company believes has been created as a result of the Agreement.

                  The Company's capital expenditures for the three months ended June 30, 1999 decreased $118,873 compared to the same period in 1998. The capital expenditures for the six months ended June 30, 1999 decreased by $262,579 as compared to the same period in 1998. These decreases are primarily due to significant costs incurred in the first half of 1998 for computer equipment and leasehold improvements for its transaction processing center in Santa Rosa, California. Although capital expenditures decreased for the quarter, the Company expects continued investments in capital expenditures for increased personnel, and transaction processing infrastructure to support more complex operations and high volumes.

                  The Company has historically relied upon proceeds from the sale or issuance of its common shares and from the issuance of notes payable and lease financing to satisfy its working capital requirements. The Company expects to continue to depend upon equity financing to fund operations and satisfy its working capital needs until it is able to generate significant sales or achieve profitability. There can be no assurance that the Company will achieve sales of the magnitude to generate sufficient cash flow from operations to continue to execute its business plans. However, the Company believes that the potential revenue to be realized from the rollout of its current contracts, its current cash resources, including proceeds from the pending private placement, reduction in expenditures (if necessary) and available trade and other credit facilities are sufficient to meet its present anticipated working capital needs through 1999. In the event the Company is unable to generate significant revenues from the rollout of its current contracts or additional contracts the Company may negotiate, the Company will be required to seek alternative sources of financing to fund its operations. The Company's estimate of its cash requirements and its ability to meet them are forward-looking statements, and there can be no assurance that the Company's cash requirements will be met without additional debt or equity financing. There can be no assurance that, if needed, additional financing will be available on acceptable terms to the Company, if at all.

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

                  The Company has identified major suppliers and other third party vendors integral to the operations of the Company's business. The Company has initiated communications with those suppliers and third party vendors to assess their readiness to deal with Year 2000 problems. As part of the Year 2000 project, the Company will identify alternative providers of products and services deemed material to the Company's operations. However, the Company has no control over and cannot predict the corrective actions of these third party vendors and suppliers. The Company intends to arrange, to the extent available, alternate supplier arrangements in the event a third party vendor is materially impacted by Year 2000 issues. While the Company expects that it will be able to resolve any significant Year 2000 problems related to third party products and services, there can be no assurance that it will be successful in resolving any such problems. Any failure of these third party vendors and suppliers to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

                  Certain statements contained in this quarterly report contain "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's Registration Statements on Form 10K, and on Forms 10SB, SB-2, as amended, which Statements have been previously filed with the Securities and Exchange Commission. These risks and uncertainties include, without limitation:

      o The rate of market development and acceptance of smart card technology;

      o     The unpredictability of the Company's sale cycle;

      o The limited revenues and significant operating losses generated to date;

      o     The possibility of significant ongoing capital requirements;

      o     The loss of any significant customer;

      o The ability of the Company to compete successfully with the other providers of smart cards and smart card services;

      o The ability of the Company to secure additional financing as and when necessary;

      o The ability of the Company to retain the services of its key management, and to attract new members of the management team;

      o The ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products;

      o The ability of the Company to achieve adequate levels of revenue to recover its investment in capitalized software development costs and software licenses.


For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995".

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

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  In August 1999, the Company entered into an agreement with Mitchum, Jones and Templeton, an investment bank in San Francisco, CA, whose chief executive officer is a director of the Company, for a firm commitment financing for $3,000,000 of units, with each unit comprised of one share of redeemable preferred stock financing and four common stock purchase warrants. Each unit has a subscription price of $10.00, and each warrant has an exercise price of $2.50 per share and a term of three years. In the aggregate, the firm commitment offering will require the Company to issue 300,000 shares of preferred stock and warrants to purchase 1,200,000 shares of Common Stock. In addition, Mitchum Jones and Templeton has agreed to a best efforts offering of units for an additional $3,000,000 on the same terms and conditions as the committed financing. The preferred stock is redeemable at any time, but no later than December 31, 2001; requires quarterly dividends payable at six percent per annum or an in-kind dividend at a rate of ten percent per annum; contains provisions relating to preferential liquidation rights, voting rights for the warrants issuable under the preferred stock and registration provisions. In addition, in the event the Company does not redeem the preferred shares before December 31, 1999, the Company will be required to issue during each quarter the shares of preferred stock remain unredeemed, an additional warrant for each six shares of preferred stock held (or a total of 50,000 common stock purchase warrants for each 300,000 shares of preferred stock outstanding). The terms of the preferred stock also prohibit the Company from issuing further debt, or increasing its bank obligations without approval of preferred stockholders. In connection with the sale of the units, the Company agreed to pay a placement fee to Mitchum, Jones and Templeton of $300,000 or warrants to purchase 150,000 shares of common stock at $2.50 per share with respect to the committed portion of the offering. If the best efforts offering is concluded, Mitchum Jones and Templeton will receive an additional placement fee on the same terms. On August 13, 1999, the Company closed the sale of $1,000,000 of units (100,000 shares of preferred stock and 400,000 warrants) and anticipates closing the additional $2,000,000 committed to the Company by August 29, 1999. The Company believes that the offer and sale of the units are exempt from registration under the Securities Act of 1933 pursuant to the provisions of Section 4(2). The Company has agreed to register the shares of Common Stock underlying the warrants no later than November 1999. Prior to this closing, the Company's chief executive officer advanced $300,000 to the Company to pay certain payroll and operating expenses. The Company intends to repay this advance from the proceeds of the first closing.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its 1999 Annual Meeting of Stockholders (the "Annual Meeting") on June 21, 1999. At the Annual Meeting, the following actions were taken:

                  1. The proposal to elect Mark T. Schuur as a director of the Company was approved by a vote of 6,997,766 votes in favor of his election, with 15,177 votes against and no abstentions, representing a vote of 99.8% of the votes cast in favor of the election of Mr. Schuur.

                  2. The proposal to elect Linda S. Wing as a director of the Company was approved by a vote of 6,997,766 votes in favor of her election, with 15,177 votes against and no abstentions, representing a vote of 99.8% of the votes cast in favor of the election of Ms. Wing.

                  3. The proposal to elect Glenn A. Okun as a director of the Company was approved by a vote of 6,997,766 votes in favor of his election, with 15,177 votes against and no abstentions, representing a vote of 99.8% of the votes cast in favor of the election of Mr. Okun.

                  4. The proposal to elect Monte P. Strohl as a director of the Company was approved by a vote of 6,997,766 votes in favor of his election, with 15,177 votes against and no abstentions, representing a vote of 99.8% of the votes cast in favor of the election of Mr. Strohl.

                  5. The proposal to elect Carey F. Daly, II as a director of the Company was approved by a vote of 6,997,766 votes in favor of his election, with 15,177 votes against and no abstentions, representing a vote of 99.8% of the votes cast in favor of the election of Mr. Daley.

                  6. The proposal to approve the Amended and Restated Stock Incentive Plan was adopted by a vote of 5,901,013 votes in favor, with 198,375 votes against and no abstentions and 1,111,930 broker non-votes, representing a vote of 96.6% of the votes cast in favor of the proposal.

                  7. The proposal to approve the Directors Stock Option Plan was adopted by a vote of 5,901,013 votes in favor, with 134,846 votes against and no abstentions and 1,111,930 broker non-votes, representing a vote of 97.7% of the votes cast in favor of the proposal.

                  8. The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company was adopted by a vote of 7,003,390 votes in favor, with 19 votes against and 9,553 votes abstaining and no broker non-votes, representing a vote of 99.99% of the votes cast in favor of the proposal.


ITEM 5.           OTHER INFORMATION

                  None.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a.                Exhibits
                           Exhibit 3.1 Certificate of Designations for Series A Preferred Stock of The Pathways Group, Inc., filed with the Secretary of State of Delaware on August 12, 1999

                           Exhibit 3.2      Form of Common Stock Purchase
                                            Warrant

                           Exhibit 10.1 Amended Bank Lease Agreement, dated as of June 22, 1999, between Union Bank of California and The Pathways Group, Inc.

                           Exhibit 10.2 Agreement, dated July 20, 1999, between Hawaiian Millenium
                                            Commission and The Pathways Group
                                            (Hawaii)

                           Exhibit 27       Financial Data Schedule


         b.                Reports on Form 8-K

                           None.

                            THE PATHWAYS GROUP, INC.

             Index to Consolidated Financial Statements (Unaudited)
                   for the Fiscal Quarter Ended June 30, 1999


Consolidated Balance Sheets                                   F-2

Consolidated Statements of Operations                         F-3

Consolidated Statements of Cash Flows                         F-4

Notes to Consolidated Financial Statements                    F-5

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                     ASSETS

                                                                            JUNE 30,         DECEMBER 31,
                                                                             1999                1998
                                                                         ------------        ------------
Current assets:
         Cash and cash equivalents                                       $    326,837        $  4,628,544
         Accounts and interest receivable                                     143,309             102,793
         Inventories                                                          366,897             361,467
         Prepaid expenses and deposits                                         94,500             168,779
                                                                         ------------        ------------
                  Total current assets                                        931,543           5,261,583

Restricted cash                                                               272,000             222,000
Software, net                                                               1,013,577           1,256,020
Property and equipment, net                                                   967,894           1,100,061
Software license                                                            1,000,000                   0
Deposits and other assets                                                     151,670             139,024
                                                                         ------------        ------------

                  TOTAL ASSETS                                           $  4,336,684        $  7,978,688
                                                                         ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Notes payable to banks, current maturities                      $    103,219        $    336,947
         Software license fee payable                                         970,000                   0
         Accounts payable                                                     423,878             251,140
         Accrued expenses and deferred revenue                                209,190             854,030
                                                                         ------------        ------------
                  Total current liabilities                                 1,706,287           1,442,117

Notes payable to banks, net of current maturities                             116,674             170,903
                                                                         ------------        ------------

                  TOTAL LIABILITIES                                         1,822,961           1,613,020
                                                                         ------------        ------------

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common stock, $0.01 par value; 50,000,000 shares authorized;             $    135,657        $    135,657
13,565,662 issued and outstanding at June 30, 1999 and at December
31, 1998

Additional paid in capital                                                 26,439,081          26,439,081
Accumulated deficit                                                       (24,061,015)        (20,209,070)
                                                                         ------------        ------------

         TOTAL STOCKHOLDERS' EQUITY                                         2,513,723           6,365,668
                                                                         ------------        ------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  4,336,684        $  7,978,688
                                                                         ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             FOR THE
                                                        THREE MONTHS ENDED
                                                    JUNE 30,         JUNE 30,
                                                      1999             1998
                                                  ------------     ------------
Sales, net                                        $     51,397     $     12,237

Direct cost of sales                                    10,181            2,842
Selling, general and administrative expenses         1,515,650        1,143,073
Research and development                               209,041           98,351
Amortization of software                               191,196          165,966
Depreciation                                           117,807          104,120
                                                  ------------     ------------
         Total operating expenses                    2,043,875        1,514,352
                                                  ------------     ------------

Loss from operations                                (1,992,478)      (1,502,115)

Interest income (expense), net                           7,341          (10,089)
                                                  ------------     ------------

         NET LOSS                                 $ (1,985,137)    $ (1,512,204)
                                                  ============     ============

         Basic and diluted net loss per share     $      (0.15)    $      (0.12)

         Shares used in per share calculations      13,565,662       12,904,487

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             FOR THE
                                                         SIX MONTHS ENDED
                                                    JUNE 30,         JUNE 30,
                                                      1999             1998
                                                  ------------     ------------
Sales, net                                        $     57,649     $     13,880

Direct cost of sales                                    10,485            3,501
Selling, general and administrative expenses         2,974,018        2,276,109
Research and development                               352,226          171,294
Amortization of software                               377,554          327,205
Depreciation                                           234,714          178,580
                                                  ------------     ------------
         Total operating expenses                    3,948,997        2,956,689
                                                  ------------     ------------

Loss from operations                                (3,891,348)      (2,942,809)

Interest income, net                                    39,403            5,076
                                                  ------------     ------------

         NET LOSS                                 $ (3,851,945)    $ (2,937,733)
                                                  ============     ============

         Basic and diluted net loss per share     $      (0.28)    $      (0.23)

         Shares used in per share calculations      13,565,662       12,904,487

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                         FOR THE
                                                                                     SIX MONTHS ENDED
                                                                                 JUNE 30,        JUNE 30,
                                                                                  1999            1998
                                                                               -----------     -----------
Cash flows from operating activities:
         Net loss                                                              $(3,851,945)    $(2,937,733)
Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation                                                     234,714         178,580
                  Amortization of software                                         377,554         327,205
                  Effects of changes in operating assets and liabilities:
                           Accounts and interest receivable                        (40,516)        (15,177)
                           Inventories                                              (5,430)         (4,821)
                           Prepaid expenses and deposits                            74,279          31,500
                           Accounts payable                                        172,738          51,980
                           Accrued expenses                                       (644,840)        (62,928)
                                                                               -----------     -----------
                  Net cash used in operating activities                         (3,683,446)     (2,431,394)
                                                                               -----------     -----------

Cash flows from investing activities:
         Capital expenditures                                                     (102,547)       (365,126)
         Capitalized software development costs                                   (135,111)       (146,466)
         Restricted cash                                                           (50,000)       (129,500)
         Issuance of Note Receivable to Scrip Advantage                                  0         (50,000)
         Software license                                                          (30,000)              0
         Other assets                                                              (12,646)         15,283
                                                                               -----------     -----------

                  Net cash used in investing activities                           (330,304)       (675,809)
                                                                               -----------     -----------

Cash flows from financing activities:
         Principal payments on notes payable to banks                             (287,957)       (269,708)
                                                                               -----------     -----------
                  Net cash used in financing activities                           (287,957)       (269,708)
                                                                               -----------     -----------

Decrease in cash and cash equivalents                                           (4,301,707)     (3,376,911)
Cash and cash equivalents, beginning of period                                   4,628,544       3,759,720
                                                                               -----------     -----------
Cash and cash equivalents, end of period                                       $   326,837     $   382,809
                                                                               ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.                UNAUDITED INTERIM FINANCIAL INFORMATION

                  The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the periods ended June 30, 1999 and 1998 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its December 31, 1998 Form 10-K filed with the Securities and Exchange Commission.

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

3.                INVENTORIES

                  Inventories consisted of the following:

                                                       JUNE 30, 1999   DECEMBER 31, 1998
                                                       -------------   -----------------
         Smart cards and related packaging                  $160,361            $158,917
         Smart card terminals and computer hardware           65,915              61,846
         Assembled unattended kiosks and components          140,621             140,704
                                                            --------            --------
                                                            $366,897            $361,467
                                                            ========            ========

4.                USE OF ESTIMATES AND ASSUMPTIONS

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and assumptions.

                  It is reasonably possible that the estimates of anticipated future gross revenues and the remaining estimated economic lives used to calculate depreciation and amortization of the Company's long lived assets and software and license may be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs ($1,013,577) may be reduced entirely in the near term. In addition, the carrying amount of long lived assets may be reduced materially in the near term.

5.                CAPITAL STOCK TRANSACTIONS


                  In August 1999, the Company received a firm commitment for the sale of $3,000,000 of redeemable preferred stock. (See Liquidity and Capital Resources section of management's discussion and analysis on page 6.) On August 13, 1999, the Company closed the sales of $1,000,000 of preferred stock and anticipates closing the other $2,000,000 on August 29, 1999. Prior to this closing, the Company's CEO advanced $300,000 to pay certain operating and payroll costs of the Company. This advance was repaid out of the proceeds of the sale of preferred shares.

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

6.                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                FOR THE              FOR THE
                                           SIX MONTHS ENDING    SIX MONTHS ENDING
                                             JUNE 30, 1999          JUNE, 1998
                                             -------------          ----------
         Cash paid for interest                 $ 17,509             $ 48,952

         In May 1999, the Company entered into a software license agreement in exchange for an obligation to pay $1,000,000. Software licenses of $1,000,000 and software license fee payable of $970,000 have been recorded in the consolidated balance sheet at June 30, 1999, as a result of this non-cash transaction.


7.                BANK AGREEMENTS

                  In 1997, the Company entered into a master lease agreement with a Bank which provided up to $400,000 of credit to the Company for the lease of certain computer and office equipment and furniture for a period of three years, and which contains an option to acquire the equipment at the end of the lease term. The lease provisions require the Company to maintain $200,000 in a certificate of deposit at the bank as collateral for the lease and to deposit additional funds if the Company's available cash and cash equivalents are not maintained above $850,000. In June 1999, the Company amended its lease agreement with the Bank. Under the revised agreement, the Bank reduced its minimum cash requirement from $850,000 to $250,000, and the Company deposited an additional $50,000 in a certificate of deposit with the Bank as additional collateral for the lease agreement.

8.                EARNINGS PER SHARE

                  The Company calculates earnings per share based on SFAS No.128, "Earnings Per Share". Basic earnings per share is calculated using the average number of common shares outstanding. Potentially dilutive shares resulting from common stock options have been excluded from the computation of diluted earnings per share for the six months ended June 30, 1999 and 1998 as they are antidilutive.

The number of common stock options outstanding at June 30, 1999 and 1998 that could be potentially dilutive are 802,528 and 410,833 respectively.


9.                SOFTWARE LICENSE AGREEMENT

                  In May 1999 the Company entered into an agreement with Proton World, the leading international provider of end-to-end smart card solutions, based in Brussels, Belgium. Licensing fees paid or accrued at June 30, 1999 are $1,000,000 and have been capitalized in the consolidated balance sheet.

                  The Company's amortization of these fees will be the greater of the straight line amortization over two years, or $0.40 per smart card sold. There was no amortization expense recorded for the six months ending June 30, 1999.

10.               CHANGE IN ACCOUNTING ESTIMATE

                  In the first quarter of 1999, the Company changed the estimated economic life of capitalized software costs for certain applications from five years to three years due to new information and developments arising from recent customer negotiations. The cumulative impact of this change in estimated economic life on net loss for six and three months ended June 30, 1999 was $74,508 (or $.0055 per share) and $39,489 (or $.0029 per share).

                                    SIGNATURE

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE PATHWAYS GROUP, INC.


                                       By /s/ Mark T. Schuur
                                          -------------------------------
                                          Mark T. Schuur
                                          Senior Vice President and Chief
                                          Financial Officer

Date: August 16, 1999