Form 10-Q
period 1999-09-30
PATHWAYS GROUP INC
filed 1999-11-15
CIK 1039759

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

/ /      Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from __________________ to __________________

Commission file number     000-24119

                            THE PATHWAYS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                   91-1617556
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                 14201 N.E. 200TH STREET, WOODINVILLE, WA 98072
                    (Address of principal executive offices)

                                 (425) 483-3411
                (Issuer's telephone number, including area code)


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

Yes      X           No
      -------           -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes                  No
      -------           -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 11,1999:
13,565,662 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

         Transitional Small Business Disclosure Format (check one):

Yes                  No    X
      -------           -------

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

                  The financial statements for the Company's fiscal quarter ended September 30, 1999 are attached to this Report, commencing at page F-1.


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. These risks and uncertainties include the rate of market development and acceptance of smart card technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, the ability of the Company to achieve adequate levels of revenue to recover its investment in capitalized software development costs and software licenses, the possibility of significant ongoing capital requirements, and the ability of the Company to secure additional financing as and when necessary. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995."

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

RESULTS OF OPERATIONS

                  REVENUES. The Company has generated limited revenues from operations to date as it has continued to develop and market its smart card systems. The Company believes it will continue to report minimal revenues until additional significant contracts are signed or until the existing contracts, discussed below, proceed through the pilot stage to a full rollout. Revenues generated in the three month and nine month periods ended September 30, 1999 and 1998, primarily relate to credit card processing fees from its unattended ticketing kiosks installed in several ski area and amusement park venues. Revenues increased $46,453 or 534% for the three months ending September 30, 1999, compared to the corresponding period in 1998, due to an increase in the number of kiosks installed and operating, which resulted in higher volumes of transactions being processed. Revenues increased $90,223, or 400%, for the nine months ended September 30, 1999, compared to the same period in 1998, due to the increased transaction volumes being realized, and the consummated sales of unattended kiosks to Deer Valley Ski Area in Utah ($17,990), and to Blue & Gold Fleet in San Francisco ($30,885). In addition, the spring and summer season and extended hours at amusement parks at which the Company's kiosks are installed resulted in a higher volume of transactions, and higher processing fees for the Company. In the first nine months of 1999, the Company processed a total of $1,983,139 (22,246 transactions or fees realized of $60,757) through the installed base of kiosks, compared to $654,534 (8,455 transactions or fees realized of $21,282) for the same period in 1998.

                  In late 1997 and during 1998, the Company developed an upgraded version of its unattended kiosk to, among other things, accommodate acceptance and vending of smart cards and also engineered and developed an indoor kiosk to be utilized as a smart card recharge device. The Company began marketing efforts of its new indoor and outdoor kiosk products in the first quarter of 1999. The Company has also changed its marketing strategy for its unattended kiosks. Previously, the Company leased the kiosks to a customer and collected gross transaction charges of approximately 5% throughout the lease term. The Company's current marketing strategy is to sell the kiosk to a customer for cash and collect ongoing gross transaction fees of approximately 1.75% to 2%. The Company believes this model is more profitable and eliminates negative cash flow required to install and sell the kiosk products.

                  The Company has installed its Tikitbox II unattended ticketing system at the following locations:

                         Winter Park Ski Resort in Colorado
                         Six Flags Great Adventure in New Jersey
                         Six Flags Magic Mountain Amusement Parks in California. Blue & Gold Fleet in San Francisco
                         Deer Valley Ski Area in Utah

These contracts are accompanied by transaction processing arrangements at fees generally ranging from 2% to 5%. In addition, the Company has a number of units installed on a pilot basis, and is involved in negotiations with those customers for the purchase of multiple units. These pilot agreements provide for the Company to charge transaction fees of generally 5% during the pilot period. Although there can be no assurance of the successful outcome of the pilot programs or negotiations, the Company expects to increase its kiosk sales in 1999 compared to previous years. The Company has signed contracts for sale of one additional kiosk in Deer Valley ($12,995), and one kiosk at Big Mountain Ski & Summer Resort in Montana ($17,566), both of which are scheduled for installation in November 1999.

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

                  In October 1999, the Company announced that it has signed agreements to provide smart card transaction processing as well as Software and Hardware maintenance and support services to MyChoice Health Services, Inc. MyChoice is a Portland, Oregon-based company offering technological strategies for the access of alternative medicine network services in Oregon. The agreements provide for Pathways to provide smart card transaction processing and reporting in addition to software and hardware maintenance services, including help desk and technical phone support for MyChoice and its membership and provider network. The agreements are for three years.

                  In August 1999 the Company signed an agreement with Funtastic Travelling Shows, one of the largest carnival operators in the United States, to implement a smart card system that removes all cash from the midway. In October 1999, the Company sold 5,000 smart cards ($20,000) to Funtastic and successfully installed and operated the system at a carnival in San Bruno, California. Based upon the success of this pilot, the Companies have agreed to a limited rollout to three additional venues in November 1999. At the conclusion of these carnival shows, the Company expects to negotiate a comprehensive business agreement with Funtastic providing for the sale of cards and terminals for calendar year 2000.

                  With the exception of the installation of its initial smart card system and resulting sales cards and terminals in 1996, the Company has not realized meaningful revenues from its smart card system products. The Company's marketing efforts have resulted in a number of letters of intent and pilot agreements. Although these efforts have not resulted in significant revenues to date, the Company believes that its agreements and activities demonstrate the substantial market for smart card systems in the United States.

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

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $8,442 or 0.6% during the three months ended September 30, 1999, and increased $689,466 or 18.3% during the nine months ended September 30, 1999, as compared to the corresponding periods in 1998. The increase experienced in the first nine months is primarily the result of expanded payroll and employee support costs associated with an increased number of full-time employees. The decrease in the three months ended September 30, 1999 compared to 1998 results primarily from the inclusion in the 1998 expenses of $215,443 of Company bonuses and retroactive pay increases recorded during that time. Excluding these 1998 bonuses and retroactive pay increases, the SG&A costs would show an increase from 1998 to 1999 of $207,001 or 16.2%, again reflecting the ongoing expansion of payroll and employee support costs. The Company had fifty-five full-time employees at September 30, 1999, as compared to fifty on September 30, 1998. In addition, the Company has incurred increases in sales and marketing related expenditures commensurate with the increase in marketing personnel. The level of selling, general and administrative costs is expected to continue to increase, although at a reduced rate, as a result of ongoing marketing and customer support activities, and an increase in the number of operating and technical personnel necessary to support the Company's expected sales, product development, and customer support activities.

                  The Company has leased an 8,700 square foot facility in Santa Rosa, California, which has been refurbished into a new state-of-the-art transaction-processing center. The Company, through its wholly owned subsidiary, opened a sales and marketing office in Honolulu, Hawaii, during the third quarter of 1997 and expanded the office in September 1998. In October 1998, the Company also leased and occupied a 6,390 square foot research and development facility. This space is also utilized in the assembly and testing of Tikitbox II unattended ticketing and smart card systems. Consequently the selling, general, and administrative expenses for the three months and the nine months ended September 30, 1999 reflect the costs of operating the Company's expanded Hawaii office and new research and development facility whereas the corresponding periods in 1998 do not reflect these operating expenses. The Company anticipates substantial investments in its sales, marketing and product development activities in the foreseeable future as it seeks to expand sales of its smart card systems. Below is a detail of the changes in selling, general, and administrative expenses in major categories for the three month and nine month periods ended September 30, 1999 and 1998.


                                              Increase (decrease) for the three     Increase (decrease) for the nine
                                                months ended September 30, 1999      months ended September 30, 1999
                                                     vs. the three months ended            vs. the nine months ended
         SG&A change attributable to:                        September 30, 1998                   September 30, 1998
         ---------------------------------  -----------------------------------  -----------------------------------
         Payroll and payroll related
         expenses                                                      (71,958)                              251,839
         Rent, office, and facility
         (including equipment) expenses                                  30,094                              158,829
         Marketing, selling, and
         travel related expenses                                       (21,117)                              167,260
         Other SG&A related expenses                                     54,539                              111,538
         Total (decrease) increase in SG&A                             ($8,442)                             $689,466

                  RESEARCH AND DEVELOPMENT. Research and development increased $38,840 in the three months ended September 30, 1999 and increased $219,771 in the nine months ended September 30, 1999, as compared to the same periods in 1998. The increase in 1999 over 1998 reflects the increase in programming staff and their related research and development efforts, and expenditures on equipment and software used for testing new product technologies and offerings.

                  AMORTIZATION OF SOFTWARE COSTS. Amortization of software costs increased $26,444 for the three months ended September 30, 1999, and increased $76,793 for the nine months ended September 30, 1999, compared to the corresponding periods in 1998. This increase results from a reevaluation of the amortization schedules being used for various projects, and the shortening of the amortization period for some projects, as discussed in the notes to the financial statements. This results in a higher amortization amount for 1999 compared to 1998.

                  DEPRECIATION. Depreciation increased $7,900 for the three months ended September 30, 1999, and increased $64,034 for the nine months ended September 30, 1999, as compared to the corresponding periods in 1998 primarily due to continued increases in capital expenditures. Capital expenditures in 1999 and 1998 relate to the addition of computer equipment to support an increase in marketing and technical activities and personnel, the leasehold improvements at the Company's Santa Rosa, California transaction processing center and research and development facility, and the opening and expansion of its Hawaii office.

                  INTEREST INCOME / EXPENSE (NET). The Company had an increase of $32,653 in net interest expense for the three months ended September 30, 1999, and an increase of $1,672 in net interest income for the nine months ended September 30, 1999, as compared to the same periods in 1998. The increase in net interest expense in the quarter ended September 30, 1999 is due to the reduction in funds invested during that period. Similarly, the net increase realized in the nine months of 1999 results from reductions in the total debt outstanding and increased interest income from the investment in the first part of the year of available funds from common stock sales.

                  PROTON WORLD LICENSING AGREEMENT. In May 1999, The Company entered into a License Agreement with Proton World International S.A. Under the terms of the Agreement, the Company, acquired a non-exclusive, non-transferable license to use the Proton technology in the United States including its territories. In exchange for its licensing rights under the Agreement and for the issuance of up to 2,500,000 smart cards, the Company has agreed to pay licensing fees. The Agreement provides for additional license fees to be paid for additional card issuance levels over 2,500,000 cards. In addition, a royalty fee will be paid on each smart card and smart card capable reader or terminal sold or issued. Through September 30, 1999, the Company has incurred a licensing fee of $1,000,000, which has been recorded as Software Licenses in the consolidated balance sheet. Of this $1,000,000, $300,000 was due and payable at the time of the signing of the license agreement. The remaining balance of the license fees are payable upon the initiation of a pilot project and upon the rollout of the project as defined in the Agreement. The Agreement also requires the Company to pay ongoing certification, maintenance and support service fees and expenses as those services are provided by Proton World. The license agreement has a term of ten years and is automatically renewable for successive five year periods subject to the achievement by the Company of certain performance goals.

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


LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital was $311,197 at September 30, 1999 and $3,819,466 at December 31, 1998. The decrease in working capital at September 30, 1999 compared to December 31, 1998 is primarily due to the Company's net loss in the first nine months of the year, and the resulting use of cash for operating expenses and the payment of accrued expenses. In addition, the current liabilities at September 30, 1999 reflect an accrued license fee of $700,000 due to Proton World.

                  In March 1999, the Company received a firm commitment for additional funding of $3,000,000 through the sale of common stock. Due to a significant decline in the price of the Company's common stock, the Company subsequently determined that closing this transaction was not its most advantageous financing alternative. Consequently, in August 1999, the Company entered into an agreement with Mitchum Jones and Templeton, an investment bank in San Francisco, CA, whose chief executive officer is a director of the Company, for a firm commitment financing for $3,000,000 of units, with each unit comprised of one share of redeemable preferred stock financing and four common stock purchase warrants. Each unit has a subscription price of $10.00, and each warrant has an exercise price of $2.50 per share and a term of three years. In the aggregate, the firm commitment offering will require the Company to issue 300,000 shares of preferred stock and warrants to purchase 1,200,000 shares. In addition, Mitchum Jones and Templeton has agreed to a best efforts offering of units for an additional $3,000,000 on the same terms and conditions as the committed financing. The preferred stock is redeemable at any time, but no later than December 31, 2001; requires quarterly dividends payable at six percent per annum or an in kind dividend at a rate of ten percent per annum; contains provisions relating to preferential liquidation rights, voting rights for the warrants issuable under the preferred stock and registration provisions. In addition, in the event the Company does not redeem the preferred shares before December 31, 1999, the Company will be required to issue during each quarter the shares remain unredeemed an additional warrant for each six shares of preferred stock held (or a total of 50,000 warrants for each 300,000 shares of preferred stock outstanding). The terms of the preferred stock also prohibit the Company from issuing further debt, or increasing its bank obligations without approval of preferred stockholders. In connection with the sale of the units, the Company paid a placement fee to Mitchum Jones and Templeton of warrants to purchase 150,000 shares of common stock at $2.50 per share. If the best efforts offering is concluded, Mitchum Jones and Templeton will receive an additional placement fee on the same terms. On August 13, 1999, the Company closed the sale of $1,000,000 of units (100,000 shares of preferred stock and 400,000 warrants) and closed the additional $2,000,000

(200,000 shares of preferred stock and 800,000 warrants) on September 3, 1999. The Company has agreed to register the shares of Common Stock underlying the warrants.

                  The Company has also entered into a letter of intent with Advice! Investment Services GmbH of Vienna, Austria with respect to an offering of shares of the Company's Common Stock pursuant to Regulation S under the Securities Act of 1933. Pursuant to the Regulation S offering, the Company intends to offer and sell up to a maximum of 4,000,000 shares at prices based on the market price of the Common Stock prior to closing. As of the date of this Report, the Company has not consummated the sale of any shares pursuant to the Regulation S offering, although subscriptions have been deposited in escrow pending receipt of subscriptions for 1,200,000 shares, which is the minimum number of shares to be sold in the offering.

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

                  On July 23, 1998, the Company commenced a private offering of its Common Stock and completed the offering on August 21, 1998. The offering was conducted pursuant to Rule 506 of Regulation D under the Securities Act. The Company sold 654,508 shares at $13.75 per share to accredited investors including GE Capital, a wholly owned investment management subsidiary of General Electric Company, and Whittier Trust. The Company engaged Allen & Company Incorporated and Mitchum Jones and Templeton to act as placement agents for the offering, each of which received a placement fee of 5% of the purchase price per share for shares placed by them. These shares were subsequently registered for resale via the Company's Form SB-2 filed with the Securities and Exchange Commission on September 24, 1998. The registration statement became effective on October 9, 1998.

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

                  The Company's capital expenditures for the three months ended September 30, 1999 increased $27,141 compared to the same period in 1998. The capital expenditures for the nine months ended September 30, 1999 decreased by $235,438 as compared to the same period in 1998. The increase in the quarter ended September 30, 1999 results from increasing investment in equipment to support increased sales and marketing staff and additional software engineering personnel. The decrease for the nine months ended September 30, 1999 is primarily due to significant costs incurred in the first half of 1998 for computer equipment and leasehold improvements for its transaction processing center in Santa Rosa, California. The Company expects continued investments in capital expenditures for increased personnel, and transaction processing infrastructure to support more complex operations and high volumes.

                  The Company has historically relied upon proceeds from the sale or issuance of its common shares and from the issuance of notes payable and lease financing to satisfy its working capital requirements. The Company expects to continue to depend upon equity financing to fund operations and satisfy its working capital needs until it is able to generate significant sales or achieve profitability. There can be no assurance that the Company will achieve sales of the magnitude to generate sufficient cash flow from operations to continue to execute its business plans. However, the Company believes that the potential revenue to be realized from the rollout of its current contracts, its current cash resources, including proceeds from the pending private placement, reduction in expenditures (if necessary) and available trade and other credit facilities are sufficient to meet its present anticipated working capital needs until it is able to generate significant sales or achieve profitability. There can be no assurance that the Company will achieve sales of the magnitude to generate sufficient cash flow from operations to continue to execute its business plans. However, the Company believes that the potential revenue to be realized from the rollout of its current contracts, its current cash resources, including proceeds from the pending private placement, reduction in expenditures (if necessary) and available trade and other credit facilities are sufficient to meet its present anticipated working capital needs for the next twelve months. In the event the Company is unable to generate significant revenues from the rollout of its current contracts or additional contracts the Company may negotiate, the Company will be required to seek alternative sources of financing to fund its operations. The Company's estimate of its cash requirements and its ability to meet them are forward-looking statements, and there can be no assurance that the Company's cash requirements will be met without additional debt or equity financing. There can be no assurance that, if needed, additional financing will be available on acceptable terms to the Company, if at all.

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

                  The Company has conducted a process to identify all internally used operating systems, software, and other technology that may be impacted by the Year 2000 problem. This process is now substantially complete. For the internally used operating systems, software, and technology the Company has identified as material, the Company is assessing the Year 2000 exposure through testing and vendor inquiry. Material operating systems, software, and other technology deemed to be adversely affected by the Year 2000 problem has been upgraded or replaced. The Company currently estimates the range of costs to upgrade or replace systems it believes may be impacted by the Year 2000 issues to be from $50,000 to $150,000. In addition to operating systems, software, and other technology, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone systems, security systems, elevators, and other common devices may be affected by the Year 2000 problem.

                  The Company has identified major suppliers and other third party vendors integral to the operations of the Company's business. The Company has initiated communications with those suppliers and third party vendors to assess their readiness to deal with Year 2000 problems. As part of the Year 2000 project, the Company has identified alternative providers of products and services deemed material to the Company's operations. However, the Company has no control over and cannot predict the corrective actions of these third party vendors and suppliers. The Company intends to arrange, to the extent available, alternate supplier arrangements in the event a third party vender is materially impacted by Year 2000 issues. While the Company expects that it will be able to resolve any significant Year 2000 problems related to third party products and services, there can be no assurance that it will be successful in resolving any such problems. Any failure of these third party vendors and suppliers to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

                  Certain statements contained in this quarterly report contain "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's Registration Statements on Form 10K, which Statements have been previously filed with the Securities and Exchange Commission. These risks and uncertainties include, without limitation:

         - The rate of market development and acceptance of smart card technology;

         -        The unpredictability of the Company's sale cycle;

         - The limited revenues and significant operating losses generated to date;

         -        The possibility of significant ongoing capital requirements;

         -        The loss of any significant customer;

         - The ability of the Company to compete successfully with the other providers of smart cards and smart card services;

         - The ability of the Company to secure additional financing as and when necessary;

         - The ability of the Company to retain the services of its key management, and to attract new members of the management team;

         - The ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products;

         - The ability of the Company to achieve adequate levels of revenue to recover its investment in capitalized software development costs and software licenses.


For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

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

                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               None.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               In August 1999, the Company entered into an agreement with Mitchum Jones and Templeton, an investment bank in San Francisco, CA, whose chief executive officer is a director of the Company, for a firm commitment financing for $3,000,000 of units, with each unit comprised of one share of redeemable preferred stock and four common stock purchase warrants. Each unit has a subscription price of $10.00, and each warrant has an exercise price of $2.50 per share and a term of three years. In the aggregate, the firm commitment offering will require the Company to issue 300,000 shares of preferred stock and warrants to purchase 1,200,000 shares. In addition, Mitchum Jones and Templeton has agreed to a best efforts offering of units for an additional $3,000,000 on the same terms and conditions as the committed financing. The preferred stock is redeemable at any time, but no later than December 31, 2001; requires quarterly dividends payable at six percent per annum or an in kind dividend at a rate of ten percent per annum; contains provisions relating to preferential liquidation rights, voting rights for the warrants issuable under the preferred stock and registration provisions. In addition, in the event the Company does not redeem the preferred shares before December 31, 1999, the Company will be required to issue during each quarter the shares remain unredeemed, an additional warrant for each six shares of preferred stock held (or a total of 50,000 warrants for each 300,000 shares of preferred stock outstanding). The terms of the preferred stock also prohibit the Company from issuing further debt, or increasing its bank obligations without approval of preferred stockholders. In connection with the sale of the units, the Company paid a placement fee to Mitchum Jones and Templeton of warrants to purchase 150,000 shares of common stock at $2.50 per share with respect to the committed portion of the offering. If the best efforts offering is concluded, Mitchum Jones and Templeton will receive an additional placement fee on the same terms. On August 13, 1999, the Company closed the sale of $1,000,000 of units (100,000 shares of preferred stock and 400,000 warrants) and closed the additional $2,000,000 (200,000 shares of preferred stock and 800,000 warrants) on September 3, 1999. The Company believes that the offer and sale of the units are exempt from registration under the Securities Act of 1933 pursuant to the provisions of Section 4(2). The Company has agreed to register the shares of Common Stock underlying the warrants.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5.        OTHER INFORMATION

               None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a.                Exhibits

                           Exhibit 3.1**          Certificate of Designations for Series A Preferred Stock of The
                                                  Pathways Group, Inc., filed with the Secretary of State of
                                                  Delaware on August 12, 1999

                           Exhibit 10.1**         Amended Bank Lease Agreement, dated as of June 22, 1999,
                                                  between Union Bank of California and The Pathways Group, Inc.

                           Exhibit 10.2**         Agreement, dated July 20, 1999, between Hawaiian Millenium
                                                  Commission and The Pathways Group (Hawaii)

                           Exhibit 27             Financial Data Schedule

         ** Incorporated by reference from the Company's Form 10Q for the fiscal quarter ended June 30, 1999.


         b.                Reports on Form 8-K

                           None.

                            THE PATHWAYS GROUP, INC.

             Index to Consolidated Financial Statements (Unaudited)
                 for the Fiscal Quarter Ended September 30, 1999


Consolidated Balance Sheets                                   F-2

Consolidated Statements of Operations                         F-3

Consolidated Statements of Cash Flows                         F-4

Notes to Consolidated Financial Statements                    F-5

                            THE PATHWAYS GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              ASSETS

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    1999               1998
                                                                                    ----               ----
Current assets:
         Cash and cash equivalents                                                $1,286,370        $4,628,544
         Accounts and interest receivable                                            120,901           102,793
         Inventories                                                                 420,409           361,467
         Prepaid expenses and deposits                                                66,660           168,779
                                                                                 ------------      -----------
                  Total current assets                                             1,894,340         5,261,583

Restricted cash                                                                      272,000           222,000
Software, net                                                                        854,666         1,256,020
Property and equipment, net                                                        1,029,843         1,100,061
Software license                                                                   1,000,000                 0
Deposits and other assets                                                            153,017           139,024
                                                                                 ------------      -----------

                  TOTAL ASSETS                                                    $5,203,866        $7,978,688
                                                                                 ============      ===========

      LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                  STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Notes payable to banks, current maturities                                  106,111           336,947
         Accounts payable                                                            553,582           251,140
         Accrued expenses and deferred revenue                                       223,450           854,030
         Software license fee payable                                                700,000                 0
                                                                                 ------------      -----------
                  Total current liabilities                                        1,583,143         1,442,117

Notes payable to banks, net of current maturities                                     89,099           170,903
                                                                                 ------------      -----------

                  TOTAL LIABILITIES                                                1,672,242         1,613,020
                                                                                 ------------      -----------
Commitments and contingencies

Series A mandatorily redeemable preferred stock, $0.01 par value;
1,000,000 shares authorized; 300,000 shares issued and
outstanding; aggregate liquidation preference of $3,000,000                        1,287,649
                                                                                 ------------
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.01 par value; 50,000,000 shares authorized;
13,565,662 issued and outstanding at September 30, 1999 and at
December 31, 1998                                                                    135,657           135,657

Additional paid in capital                                                        28,098,295        26,439,081
Accumulated deficit                                                              (25,989,977)      (20,209,070)
                                                                                 ------------      -----------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      2,243,975      ($13,979,059)
                                                                                 ------------      -----------
         TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED                     $ 5,203,866       $ 7,978,688
         STOCK  AND STOCKHOLDERS' EQUITY (DEFICIT)                               ============      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                            THE PATHWAYS GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                  FOR THE
                                                                                            THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                                                        1999                1998
                                                                                        ----                ----
Sales, net                                                                          $    55,151          $     8,698
                                                                                    -----------          -----------
Direct cost of sales                                                                     13,790                3,199
Selling, general and administrative expenses                                          1,488,432            1,496,874
Research and development                                                                162,462              123,622
Amortization of software                                                                198,359              171,915
Depreciation                                                                            118,372              110,472
                                                                                    -----------          -----------
         Total operating expenses                                                     1,981,415            1,906,082

Loss from operations                                                                 (1,926,264)          (1,897,384)

Interest income (expense), net                                                           (2,698)              29,955
                                                                                    -----------          -----------

         NET LOSS                                                                   $(1,928,962)         $(1,867,429)
                                                                                    ===========          ===========

         Basic and diluted net loss per share                                       $     (0.15)         $     (0.14)

         Shares used in per share calculations                                       13,565,662           13,213,151

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                              FOR THE
                                                                                          NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                                                      1999                  1998
                                                                                      ----                  ----
Sales, net                                                                          $   112,801          $    22,578
                                                                                    -----------          -----------
Direct cost of sales                                                                     24,275                6,700
Selling, general and administrative expenses                                          4,462,449            3,772,983
Research and development                                                                514,688              294,917
Amortization of software and intangible assets                                          575,913              499,120
Depreciation                                                                            353,086              289,052
                                                                                    -----------          -----------

         Total operating expenses                                                    (5,930,411)          (4,862,772)
                                                                                    -----------          -----------
Loss from operations                                                                 (5,817,610)          (4,840,194)

Interest income, net                                                                     36,703               35,031
                                                                                    -----------          -----------

         NET LOSS                                                                   $ (5,780,07)         $(4,805,163)
                                                                                    ===========          ===========

         Basic and diluted net loss per share                                       $     (0.43)         $     (0.37)

         Shares used in per share calculations                                       13,565,662           13,008,505

The accompanying notes are an integral part of these consolidated financial statements

                            THE PATHWAYS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   FOR THE
                                                                                               NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                                                         1999                   1998
                                                                                         ----                   ----
Cash flows from operating activities:
         Net loss                                                                      (5,780,907)            (4,805,163)
         Adjustments to reconcile net loss to net cash used in
operating activities:
                  Depreciation                                                            353,086                289,052
                  Amortization of software                                                575,913                499,120
                  Effects of changes in operating assets and liabilities:
                           Accounts and interest receivable                               (18,108)               (43,987)
                           Inventories                                                    (58,942)               (63,944)
                           Prepaid expenses and deposits                                  102,119                 25,651
                           Accounts payable                                               302,442                343,326
                           Accrued expenses and deferred revenue                         (630,580)               (46,265)
                                                                                      -----------            -----------
                  Net cash used in operating activities                                (5,154,977)            (3,802,210)
                                                                                      -----------            -----------
Cash flows from investing activities:
         Capital expenditures                                                            (282,868)              (518,306)
         Capitalized software development costs                                          (172,416)              (242,771)
         Restricted cash                                                                  (50,000)              (129,500)
         Issuance of Note Receivable to Scrip Advantage                                         0                (50,000)
         Software licenses                                                               (300,000)                     0
         Other assets                                                                     (16,136)                   498
                                                                                      -----------            -----------

                  Net cash used in investing activities                                  (821,420)              (940,079)

Cash flows from financing activities:
         Net proceeds from common stock sold in private placement                                              8,401,504
         Net proceeds from preferred stock sold in private placement                    2,946,863
         Proceeds from stock option exercise                                                    0                  7,134
         Principal payments on notes payable to banks                                    (312,640)              (411,380)
                                                                                      -----------            -----------
                  Net cash provided by financing activities                             2,634,223              7,997,258

(Decrease) Increase in cash and cash equivalents                                       (3,342,174)             3,254,969
Cash and cash equivalents, beginning of period                                          4,628,544              3,759,720
                                                                                      -----------            -----------
Cash and cash equivalents, end of period                                                1,286,370              7,014,689
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

                            THE PATHWAYS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     UNAUDITED INTERIM FINANCIAL INFORMATION

       The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the periods ended September 30, 1999 and 1998 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its December 31, 1998 Form 10-K filed with the Securities and Exchange Commission.

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

3.     INVENTORIES

       Inventories consisted of the following:

                                                        SEPTEMBER 30,     DECEMBER 31,
                                                        -------------     ------------
                                                            1999               1998
                                                            ----               ----
       Smart cards and related packaging                  $160,305           $158,917
       Smart card terminals and computer hardware           65,365             61,846
       Assembled unattended kiosks and components          194,739            140,704
                                                          --------           --------
                                                          $420,409           $361,467
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

       It is reasonably possible that the estimates of anticipated future gross revenues and the remaining estimated economic lives used to calculate depreciation and amortization of the Company's long lived assets and software and license may be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs ($854,666) may be reduced entirely in the near term. In addition, the carrying amount of long lived assets may be reduced materially in the near term.

5.     CAPITAL STOCK TRANSACTIONS

       In August 1999, the Company entered into an agreement with Mitchum Jones and Templeton, an investment bank in San Francisco, CA, whose chief executive officer is a director of the Company, for a firm commitment financing for $3,000,000 of units, with each unit comprise of one share of redeemable preferred stock financing and four common stock purchase warrants. Each unit has a subscription price of $10.00, and each warrant has an exercise price of $2.50 per share and a term of three years. In the aggregate, the firm commitment offering will require the Company to issue 300,000 shares of preferred stock and warrants to purchase 1,200,000 shares of common stock. In addition, Mitchum Jones and Templeton has agreed to a best efforts offering of units for an additional $3,000,000 on the same terms and conditions as the committed financing. The preferred stock is redeemable at any time, but no later than December 31, 2001; requires quarterly dividends payable at six percent per annum or an in kind dividend at a rate of ten percent per annum; contains provisions relating to preferential liquidation rights, voting rights for the warrants issuable under the preferred stock and registration provisions. In addition, in the event the Company does not redeem the preferred shares before December 31, 1999, the Company will be required to issue during each quarter the shares remain unredeemed, an additional warrant for each six shares of preferred stock held (or a total of 50,000 warrants for each 300,000 shares of preferred stock outstanding). The terms of the preferred stock also prohibit the Company from issuing further debt, or increasing its bank obligations without approval of preferred stockholders. In connection with the sale of the units, the Company paid a placement fee to Mitchum Jones and Templeton of warrants to purchase 150,000 shares of common stock at $2.50 per share with respect to the committed portion of the offering. If the best efforts offering is concluded, Mitchum Jones and Templeton will receive an additional placement fee on the same terms. On August 13, 1999, the Company closed the sale of $1,000,000 of units (100,000 shares of preferred stock and 400,000 warrants) and closed the additional $2,000,000 (200,000 shares of preferred stock and 800,000 warrants) committed to the Company on September 3, 1999. The Company believes that the offer and sale of the units are exempt from registration under the Securities Act of 1933 pursuant to the provisions of Section 4(2). The Company has agreed to register the shares of Common Stock underlying the warrants. Prior to this closing, the Company's CEO advanced $300,000 to pay certain operating and payroll costs of the Company. This advance was repaid out of the proceeds of the sale of preferred shares.

In accordance with generally accepted accounting principles, the Company has allocated the proceeds from the sale of preferred stock between the common stock warrants issued and the redeemeable preferred stock based on their relative fair market values. Accordingly, the Company has recorded $1,445,244 as discount on preferred stock and as additional paid in capital. In addition, the Company has recorded the estimated fair value of warrants issued for investment banking services of $253,681 as offering costs of preferred stock and additional paid in capital. The difference between the recorded amount of preferred stock and the amount mandatorily redeemable on December 31, 2001 is being amortized through periodic accretion, which increases preferred stock and reduces additional paid in capital. The following table summarizes the recording of the sale of redeemable preferred stock:

       Preferred Stock
       Gross proceeds of preferred stock                                                                  $3,000,000
                Discounts recorded on preferred stock                                                    (1,445,244)
                Cash paid for offering costs                                                                (53,137)
                Value of warrants issued for investment banking fee                                        (253,681)
                                                                                                          ----------
       Net carrying cost of preferred stock at issuance                                                   $1,247,938




       Paid in Capital
       Increase in paid in capital for value of warrants issued to investors                              $1,445,244
       Increase in paid in capital for value of warrants issued for investment banking services              253,681
       Accretion on preferred stock                                                                          (39,711)
                                                                                                          ----------
       Net increase in paid in capital                                                                    $1,659,214


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

6.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                 FOR THE                FOR THE
                                                                               NINE MONTHS            NINE MONTHS
                                                                                 ENDING                 ENDING
                                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                                              -------------          -------------
                                                                                  1999                   1998
                                                                                  ----                   ----
         Cash paid for interest                                               $    26,576               $ 85,341
         Discounts recorded on preferred stock                                $(1,445,244)
         Value of warrants issued for investment banking fee                  $  (253,681)

       In May 1999, the Company entered into a software license agreement in exchange for an obligation to pay $1,000,000. Software licenses of $1,000,000 and software license fee payable of $700,000 have been recorded in the consolidated balance sheet at September 30, 1999, as a result of this non-cash transaction.

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

8.     EARNINGS PER SHARE

       The Company calculates earnings per share based on SFAS No.128, "Earnings Per Share." Basic earnings per share is calculated using the average number of common shares outstanding. Potentially dilutive shares resulting from common stock options and from common stock warrants have been excluded from the computation of diluted earnings per share for the nine months ended September 30, 1999 and 1998 as they are antidilutive. The number of common stock options outstanding at September 30, 1999 and 1998 that could be potentially dilutive are 749,788 and 401,166 respectively. The total common stock warrants outstanding at September 30, 1999 that could be potentially dilutive is 1,350,000.

                                       F7

The calculation of earnings per share includes the effect of accretion for preferred stock discounts as follows:

                                   Three months ended     Three months ended    Nine months ended     Nine months ended
                                   September 30, 1999     September 30, 1998   September 30, 1999    September 30, 1998
-----------------------------------------------------------------------------------------------------------------------
Net loss                             $ (1,928,962)          $ (1,867,429)          $ (5,780,907)        $ (4,805,163)
Accretion of mandatorily                  (39,711)                                      (39,711)
redeemable preferred
stock
Net loss for common                  $ (1,968,673)          $ (1,867,429)          $ (5,820,618)        $ (4,805,163)
stock
Weighted average                       13,565,662             13,213,151             13,565,662           13,008,505
shares of common
stock outstanding
(shares used in
computing basic and
diluted net loss per
share)
Basic and diluted net                $      (0.15)          $      (0.14)          $      (0.43)        $      (0.37)
loss per share


9.       SOFTWARE LICENSE AGREEMENT

                  In May 1999 the Company entered into an agreement with Proton World, the leading international provider of end-to-end smart card solutions, based in Brussels, Belgium. Licensing fees paid or accrued at September 30, 1999 are $1,000,000 and have been capitalized in the consolidated balance sheet. This amount includes $925,000 of license fees and $75,000 of implied maintenance fees.

                  The Company's amortization of the $925,000 license fees will be the greater of the straight line amortization over two years, or $0.37 per smart card sold. The amortization of the implied maintenance fees will be straight line over a six month period. There was no amortization expense recorded for the nine months ending September 30, 1999, as the testing and acceptance of the system had not been completed and the underlying system had not been placed into service.

10.      CHANGE IN ACCOUNTING ESTIMATE

                  In the first quarter of 1999, the Company changed the estimated economic life of capitalized software costs for certain applications from five years to three years due to new information and developments arising from recent customer negotiations. The cumulative impact of this change in estimated economic life on net loss for nine and three months ended September 30, 1999 was $117,927 (or $.0087 per share) and $43,419 (or $.0032 per share).

                                    SIGNATURE

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE PATHWAYS GROUP, INC.



                           By  /s/ MARK T. SCHUUR
                              -------------------------------------------
                               Mark T. Schuur
                               Senior Vice President and Chief Financial Officer




Date:    November 15, 1999