Form 10-Q/A
period 1999-09-30
PATHWAYS GROUP INC
filed 1999-11-18
CIK 1039759

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                 Amendment No. 1

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


                                              Increase (decrease) for the three     Increase (decrease) for the nine
                                            months ended September 30, 1999 vs.      months ended September 30, 1999
                                           the three months ended September 30,            vs. the nine months ended
         SG&A change attributable to:                                      1998                   September 30, 1998
         ------------------------------- --------------------------------------- ------------------------------------
         Payroll and payroll related
         expenses                                                      (71,958)                              251,839
         Rent, office, and facility
         (including equipment) expenses                                  30,094                              158,829
         Marketing, selling, and
         travel related expenses                                       (21,117)                              167,260
         Other SG&A related expenses                                     54,539                              111,538
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

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  In August 1999, the Company entered into an agreement with Mitchum Jones and Templeton, an investment bank in San Francisco, CA, whose chief executive officer is a director of the Company, for a firm commitment financing for $3,000,000 of units, with each unit comprised of one share of redeemable preferred stock and four common stock purchase warrants. Each unit has a subscription price of $10.00, and each warrant has an exercise price of $2.50 per share and a term of three years. In the aggregate, the firm commitment offering will require the Company to issue 300,000 shares of preferred stock and warrants to purchase 1,200,000 shares. In addition, Mitchum Jones and Templeton has agreed to a best efforts offering of units for an additional $3,000,000 on the same terms and conditions as the committed financing. The preferred stock is redeemable at any time, but no later than December 31, 2001; requires quarterly dividends payable at six percent per annum or an in kind dividend at a rate of ten percent per annum; contains provisions relating to preferential liquidation rights, voting rights for the warrants issuable under the preferred stock and registration provisions. In addition, in the event the Company does not redeem the preferred shares before December 31, 1999, the Company will be required to issue during each quarter the shares remain unredeemed, an additional warrant for each six shares of preferred stock held (or a total of 50,000 warrants for each 300,000 shares of preferred stock outstanding). The terms of the preferred stock also prohibit the Company from issuing further debt, or increasing its bank obligations without approval of preferred stockholders. In connection with the sale of the units, the Company paid a placement fee to Mitchum Jones and Templeton of warrants to purchase 150,000 shares of common stock at $2.50 per share with respect to the committed portion of the offering. If the best efforts offering is concluded, Mitchum Jones and Templeton will receive an additional placement fee on the same terms. On August 13, 1999, the Company closed the sale of $1,000,000 of units (100,000 shares of preferred stock and 400,000 warrants) and closed the additional $2,000,000 on September 3, 1999. The Company believes that the offer and sale of the units are exempt from registration under the Securities Act of 1933 pursuant to the provisions of Section 4(2). The Company has agreed to register the shares of Common Stock underlying the warrants.


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


Consolidated Balance Sheets                                   F-2

Consolidated Statements of Operations                         F-3

Consolidated Statements of Cash Flows                         F-4

Notes to Consolidated Financial Statements                    F-5

                            THE PATHWAYS GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              ASSETS

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    1999               1998
                                                                                    ----               ----
Current assets:
         Cash and cash equivalents                                                $1,286,370       $ 4,628,544
         Accounts and interest receivable                                            120,901           102,793
         Inventories                                                                 420,409           361,467
         Prepaid expenses and deposits                                                66,660           168,779
                                                                                 ------------      -----------
                  Total current assets                                             1,894,340         5,261,583

Restricted cash                                                                      272,000           222,000
Software, net                                                                        854,666         1,256,020
Property and equipment, net                                                        1,029,843         1,100,061
Software license                                                                   1,000,000                 0
Deposits and other assets                                                            153,017           139,024
                                                                                 ------------      -----------

                  TOTAL ASSETS                                                    $5,203,866       $ 7,978,688
                                                                                 ============      ===========

      LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                  STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Notes payable to banks, current maturities                                  106,111           336,947
         Accounts payable                                                            553,582           251,140
         Accrued expenses and deferred revenue                                       223,450           854,030
         Software license fee payable                                                700,000                 0
                                                                                 ------------      -----------
                  Total current liabilities                                        1,583,143         1,442,117

Notes payable to banks, net of current maturities                                     89,099           170,903
                                                                                 ------------      -----------

                  TOTAL LIABILITIES                                                1,672,242         1,613,020
                                                                                 ------------      -----------
Commitments and contingencies

Series A mandatorily redeemable preferred stock, $0.01 par value;
1,000,000 shares authorized; 300,000 shares issued and
outstanding; aggregate liquidation preference of $3,000,000                        1,287,649
                                                                                 ------------
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.01 par value; 50,000,000 shares authorized;
13,565,662 issued and outstanding at September 30, 1999 and at
December 31, 1998                                                                    135,657           135,657

Additional paid in capital                                                        28,098,295        26,439,081
Accumulated deficit                                                              (25,989,977)      (20,209,070)
                                                                                 ------------      -----------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      2,243,975       $ 6,365,668
                                                                                 ------------      -----------
         TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED                     $ 5,203,866       $ 7,978,688
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




Date:    November 18, 1999