Form 10-K
period 1999-12-31
PATHWAYS GROUP INC
filed 2000-04-14
CIK 1039759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE k
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                        Commission file number  000-24119

                            THE PATHWAYS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                      91-1617556
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

14201 NE 200th Street, Woodinville, Washington                      98072
   (Address of principal executive offices)                      (Zip Code)

                                 (425) 483-3411
              (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/      No    / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.   / /

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days prior to the date of filing: $23,195,692 as of March 24, 2000. The aggregate market value was based upon the closing price for the Common Stock, par value $.01 per share, of the registrant as quoted by the NASDAQ for such date.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      / /      No       / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 12, 2000, 14,613,162 shares of Common Stock, par value $.01 per share.

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

                                     PART I

ITEM 1.  BUSINESS

         The Pathways Group, Inc. and its subsidiaries ("Pathways" or the "Company") designs, markets and services custom smart card applications and services. The Company develops unique solutions for creating and processing data and ensuring secure electronic transactions by utilizing proprietary hardware and application software systems. Pathways' technology establishes electronic commerce in both open and closed system environments. A key element of the Company's business plan is the processing of transactions associated with its current and prospective smart card installations. The Company also manufactures and markets automated ticketing kiosks that the Company has integrated with its smart card applications.

         The Company was organized in 1993 as a Washington corporation whose operations are the successor to Pathways International, Ltd., which was incorporated in Washington in June 1988. The Company reincorporated in Delaware in May 1997. The Company's executive offices are located at 14201 NE 200th Street, Woodinville, Washington 98072 and its telephone number is (425) 483-3411. The Company also has a sales, marketing and research and development office located at 1221 North Dutton Avenue, Santa Rosa, California 95401. A sales and marketing office is located at Grosvenor Center, 2500 Makai Tower, 733 Bishop Street, Honolulu, Hawaii 96813.

         The Company's shares are currently traded on the NASDAQ SmallCap market under the symbol "PTHW".

         The Company believes that it is unique in the smart card industry in that it provides "cradle to grave" solutions as a full service hardware integrator, software developer and backroom transaction processor. By adopting this market strategy, the Company believes that it can become a leading developer and marketer of integrated smart card software systems and that it is positioned to provide customers sophisticated smart card business solutions across a wide range of applications. The Company's systems accommodate credit and debit payment methods, electronic benefit transfer, electronic funds transfer and smart card systems utilizing its threestate infrastructure (backup redundancies in California, Washington and Hawaii) of processing centers on a "24x7" basis.

         A smart card is a credit card-sized plastic card in which an integrated circuit, usually containing a microprocessor and reusable memory, has been embedded. In their simplest form, smart cards provide memory storage capabilities, such as cash cards, in which the card is discarded after the value stored on the card is depleted, or "read only" cards, in which stored information may be accessed by terminals and computers. Most smart cards, including the Company's smart cards, are more sophisticated. Information and software can be stored on such cards by reading and writing to the card's microprocessor chip and can be easily, securely and accurately accessed and manipulated by electronic data processing equipment.

         Smart cards first appeared in the 1970s in France, and at present smart card technology is established and extensively used in Europe and Asia. The research firm Dataquest estimates that approximately 156 million cards were in circulation worldwide at the end of 1996, that the 1996 worldwide smart card market exceeded $1.2 billion in sales and that the market will approach $3 billion in sales by the year 2000. (Source: Don Cunningham, Global Journal of Advanced Card Technology, Smart Card Industry Association, 1997.) Current statistics provided (Smart Cards 2010--"The Revolution in the Cards Market", Lafferty Publications) reveal that there are currently in excess of three billion chip cards in use worldwide.

         Smart card installations within Europe dominate the worldwide smart card industry with a 70% share. It is predicted that by the end of the year 2000 the United States and the Asia-Pacific region will account for 25% of the global market. (Source: Don Cunningham, Global Journal of Advanced Card Technology, Smart Card Industry Association, 1997.) The same resource as (Smart Cards 2010) reveals that the United States is poised to adopt the technology more readily than first believed.

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

         The Company believes that smart card technology represents the next step in the evolution of credit/debit financial services and related products and services. Smart card systems differ from other payment mechanisms in their ability to securely store large quantities of data on a credit-card sized medium by means of a microprocessor chip. The sophisticated encryption algorithms and other security mechanisms that the chip employs provide information protection. The Company's products address the needs of the healthcare and affinity group markets, among others, with multiple purse and banking products being marketed in the first quarter of 2000.

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

         The Company anticipates that while it will continue to realize revenue from transaction processing, significant additional revenue growth opportunities exist in the area of developing, marketing and, when appropriate, providing transaction processing services to a variety of markets, many of which the Company does not presently serve. The Company believes that these opportunities include the academic campus, retail, banking, travel and traditional healthcare markets, to name a few.

         The Company's core technology involves the development of smart card application systems and solutions. This core technology has been customized for prepaid alternative health care, retail affinity and the banking and educational institutions markets, but such technology is capable of being customized for other markets. The Company is encouraged by the results of these initial programs, and believes that such pilot programs will lead to the national rollouts of such products.

         While the Company's initial programs and other smart card applications were being designed and developed, the Company's revenues initially were derived largely from credit and debit card transaction processing fees from its automated ticketing kiosk software. As the Company's resources are being increasingly devoted to the realization of the smart card application system component of the Company's business plan, revenues from the automated kiosk business have begun to grow back to previous levels.

         The Company considers the automated ticketing kiosk business integral to its plans for becoming a full-service smart card designer, developer and provider. It intends to continue to use those devices in the ski and amusement markets that the Company has already penetrated, as well as to expand into other markets and integrate its current capabilities to include the processing of smart card transactions in addition to debit and credit card processing. It is anticipated that the Company's kiosks will serve as smart card dispensing, "reloading" and transaction processing points, as well as e-commerce fulfillment devices.

         The Company has three principal subsidiaries:

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

         o PATHWAYS INTERNATIONAL, LTD. retains the copyright for an automated non-profit organization accounting system that no longer is being marketed. Since its inception, Pathways International was the corporation through which the Company first conducted its software development and hardware manufacturing under contract with companies which later became part of the Company.

         o THE PATHWAYS GROUP, Gmbh, an Austrian corporation, was organized to market the Company's products in Europe.

SMART CARD TECHNOLOGY

         Owning a smart card is similar to carrying a computer in a handbag or wallet. The Company expects that smart cards will eventually replace everything people carry in their wallets, including driver's licenses, other important personal identification, credit cards and cash. Smart cards offer consumers the ability to transmit payment and information data securely and conveniently across a point-of-sale terminal.

         Over the long term, the Company believes that "multifunctionality" will become an increasingly important smart card feature. "Multifunctionality" means that several applications will be combined on one card. A card may contain many sections that may include personal information, health care data, a prepaid area and credit line access. The Company is currently developing smart card applications incorporating multifunctionality technology. As smart cards are developed to store highly personal information, card security will need to be more elaborate in order to achieve consumer acceptance of the technology.

         A smart card is a plastic card, approximately the size of a credit card, which comprises an integrated circuit that usually contains a microprocessor and reusable memory. Smart cards range from simple single application cards to sophisticated multi-application cards. A memory card (also known as a "dumb" smart card) is the most simple type. This type of card can only store data and is discarded after the value stored on the card is depleted. These "read only" cards store information that may be accessed by terminals and computers. It is difficult to copy these cards, but they offer no protection from loss nor do they contain inherent processing power without the intervention of sophisticated terminal level software.

         A more complex card may have one password to restrict its use to one person or machine. Most cards, including the Company's smart cards, are more sophisticated. Electronic data processing equipment can accurately and securely store and manipulate information on such cards by reading and writing to the card's microprocessor chip. The most sophisticated cards can manipulate several passwords and can utilize authentication and ciphering techniques to provide total security. The latest card types are now beginning to support the JAVA application language to allow for greater flexibility and compatibility across card manufacturers, terminal manufacturers and processing platforms.

         Although many smart cards today incorporate both magnetic stripe technology and chip technology, the Company believes that chip technology will increasingly become the preferred medium. Chip technology is more difficult to counterfeit and can store up to 80 times more data than a magnetic stripe. The majority of chip cards contain one to eight kilobytes of memory; however, it is the Company's understanding that a 16-kilobyte card will be introduced this year by the card manufacturers and that a 64-kilobyte card is currently in prototype form. If and when such cards are introduced, the Company will seek to utilize the latest technology in developing software for such cards. The primary benefit of this computing power is that a single card performs numerous functions. For example, the card can be programmed to effect payment for goods or to provide personal health information. In addition, transactions conducted with a smart card can be authorized offline, unlike magnetic stripe cards, which do not have the capability to interface with remote processing systems. Cards can also be further defined as either a contact or a contactless card. A contact card must be directly placed into a reading terminal. Contactless technology utilizes radio frequencies and requires no direct contact between the card and the reader. Advantages of a contactless card are convenience and speed. The user simply passes the contactless card within several inches of the reader, the transaction data is downloaded to the reader and a return message is recorded in the card.

         To produce each smart card application for a particular client, the Company must develop customized software and integrate appropriate hardware technology to adapt the card to the customer's needs. The Company believes that its engineers have sufficient expertise in hardware technology and computer programming languages necessary for such development efforts. The manufacturing cost of a card varies from less than $1 to approximately $10, depending on the amount of information the smart card holds and the complexity of the microprocessor. Similarly, the cost of a reader terminal can vary from $500 to $2,000, depending on the complexity and functionality of the terminal.

CURRENT PRODUCTS AND PILOT PROGRAMS

         AFFINITY GROUP PROGRAMS. The Company has developed applications that address the current trend in retail environments of rewarding repeat customers. These applications, in conjunction with the PROTON purse, are the platform for a product being marketed in the state of Hawaii for the current Millennium project contract awarded to the Company. In addition to this product being directed to the Hawaii project, it provides the proof-of-concept for a planned marketing push in the United States later this year.

         INTERNET COMMERCE MARKET. The Company has contracted to provide an e-commerce site for the state of Hawaii. This site(hi2k.net) is currently operational and is processing transactions. As is the case with the above smart card initiative, the e-commerce initiative provides yet another platform for proof-of-concept. The Company has been approached by several prospective clients, as well as existing clients, to provide a similar solution for their use. This very important product allows a non-invasive penetration of existing markets.

         HAWAII STUDENT CARD. The Company has operated a pilot program in the State of Hawaii for the implementation of an electronic school lunch program, with later expansion to include student identification, bus transportation and student prepaid activities. Due to the present economic situation in the state of Hawaii, there has been very little activity beyond the pilot. However, the pilot did provide proof-of-concept. Accordingly, the Company is searching for the appropriate sales representatives to market this product across the United States.

         TIKITBOX II. Sprinticket, a subsidiary of the Company, manufactures and markets automated ticketing dispensers under the name Tikitbox(R) and provides credit card processing services in connection with those dispensers. Separate kiosks are provided for indoor and outdoor use. Indoor models have touch screens, full motion video and stereo sound, and are equipped to dispense both fixed and variable value Smart Cards. Base prices for kiosks are $15,000 to $20,000 and do not include the supporting hardware (which varies according to client need). Customers for this equipment include companies that issue some form of ticket that is required for access into any facility or any service. Markets for the Sprinticket products include travel, entertainment, leisure, government and health care. Recently, in response to a client request, an initiative has been launched by the Company to utilize these devices as e-commerce fulfillment devices for orders placed on the Internet.

         The Company's contracts for Sprinticket installations to date include:

         o        Deer Valley, Utah

         o        Winter Park Resort, Colorado

         o        Six Flags Magic Mountain, California and

         o        Six Flags Great Adventure, New Jersey.

         o        Blue and Gold Fleet, California

         o        Big Mountain Ski and Summer Resort, Montana

         PREPAID MEDICAL BENEFIT CARDS. My Choice LLC, a defined benefits medical provider in the alternative medical care industry, utilizes a natural medicine benefit card developed by the Company. Use of the Company's card entitles the holder to a discount on natural medical services. The Company, pursuant to a development agreement with My Choice, designed a card holder issuance system, a medical provider acceptance and reimbursement system and a statistical database that drives an ACH type reimbursement. (ACH, or automated clearinghouse, is a system of electronic funds transfer to which most banks subscribe as an economic substitute for wire transfers using the Federal Reserve System.)

         CASH-FREE MIDWAY CARD. The Company recently completed a pilot project with a client to provide a proof of concept for the use of chip cards in the carnival and state fair settings. This project was completed successfully in the fourth quarter of 1999 and the Company has signed a new contract with the client for the year 2000. This product currently is being marketed across the United States to amusement parks, tour operators and state fairs. Further, as a by-product of this project, the Company has developed a new hardware device for use in high-speed encryption of smart cards with the variable information required. The Company intends to apply for both copyright and patent protection of this intellectual property, as it may be use in other smart card applications the Company sells.

ADVANTAGES OF THE COMPANY'S PRODUCTS

         The Company's software products encompass a number of technological breakthroughs, which are discussed below. The most important aspect of the Company's smart card system is its seamless integration from card fulfillment through claims adjudication and customized transnational reporting without depending on third party commercial software products. Other advantages of the Company's products include:

         o SMART CARD ISSUANCE (FULFILLMENT) WITH AUTOMATED DATABASE CREATION. Unlike other systems under development, the Pathways product utilizes the latest in database creation technology to facilitate a detailed tracking mechanism for all smart card transactions from issuance to payment and includes the ability to replace lost or stolen cards in a timely fashion. The nearest competitor continues to penalize the user with a "Lose it, you lose it" philosophy. The aforementioned high-speed card-loading device recently created by the Company also puts it in a unique position of offering large card issuers a more cost-effective solution for card personalization and encryption.

         o FULLY FUNCTIONAL MULTIPLE PURSE MODULES. The Pathways product, in its first release, possesses the ability to utilize multiple "purses," or functions, on the same card. This capability, for example, would allow a medical or insurance application to reside on the same card with a merchant loyalty program. The current "HMC" product being distributed has the full multi-function, multi-purse features built in.

         o MIXED TRANSACTION (CREDIT/DEBIT/ATM CARD/SMART CARD) PROCESSING AT THE POINT OF SALE WITH ON-LINE AUTHORIZATION WHERE APPLICABLE. The Pathways product can be configured for the diverse communications and security protocols associated with debit, ATM and credit, as well as smart, card transactions. A debit card transaction or an ATM card transaction requires the introduction of a personal identification number ("PIN") for security purposes and requires a telephone connection for purchase authorization. Credit cards normally require similar communication arrangements, although they rarely require a PIN number. Smart cards, in a secure application, always require a PIN number but normally only require a telephone connection to send end-of-day data for claim processing. Current competing developers are focused on the smart card requirements and have not addressed the other needs.

         o PRODUCT SERVICE PROVIDER CLAIM PROCESSING. A standard feature of the Company's product allows the consumer to use his or her smart card for non-smart card transactions, such as credit or debit card transactions. The software directs the transaction processing to the appropriate credit card processor for authorization and settlement. System sponsors may also avail themselves of the full suite of backroom services offered by Pathways.

         o AUTOMATED "E-BANK" CARD RECHARGE. A drawback facing smart card developers, integrators, issuers and processors is the inability of their smart cards to "recharge." The absence of sufficient funds to cover a transaction requires that the transaction be terminated and the card inserted into an ATM (not yet available) or a special location for recharge. The Company has developed technology that endows smart cards with recharging capabilities at the point of purchase, as well as enabling them to connect to electronic banking systems, thus creating an uninterrupted chain of cashless commercial transactions. The Company believes that its recharging capability is unique in the smart card industry.

         o AUTOMATED CLAIM ADJUDICATION AND SETTLEMENT THROUGH ACH. The Pathways system has the ability to submit a claim automatically to the operator of the prepaid funds pool (normally the card issuer), adjudicate the claim and trigger an ACH transfer of funds to the provider/merchant.

         o MANAGEMENT REPORTING (VIA AUTOMATED BACK ROOM). The Company provides claims adjudication by means of a Structured Query Language ("SQL") compliant database that can service substantially all management reporting needs. Every element of the database is positioned using "data pointers," which allow such information to be extracted for customized client reports.

         o ISO SMART CARD DEVELOPMENT TOOLKIT. The Company has developed a set of proprietary software tools that are the building blocks for all of its current and future applications. These tools are used to develop applications using the Rapid Application Development ("RAD") technique within the SQL paradigm. This technique allows the Company to combine its software modules to create a product satisfying its customer's needs in a shorter time period than would be possible in the absence of these toolkits.

         o E-COMMERCE FUNCTIONALITY. The Company's product offering also allows the cardholder to utilize its smart card in both a traditional "bricks and mortar" environment as well as an Internet environment. This offering, scheduled for release in the third quarter 2000, is, to the Company's knowledge, well in advance of any other smart card developer/processor.

         All of the above modules are integrated seamlessly, to form a "cradle to grave" process which, to the Company's knowledge, is unlike any other system available at the current time.

STRATEGIC RELATIONSHIPS

         The Company entered into a license agreement in May 1999 with Proton World, an international open smart card solutions provider based in Brussels, Belgium. Proton World was created by major smart card industry participants American Express, ERG, InterPay Nederland and Visa International, and is currently the largest electronic purse platform with 30 million cards issued and accepted at 230,000 terminals in 15 countries. The Company is the second company licensed by Proton World in the United States. The license terms provide for up-front license fees and ongoing fees for each Proton-compliant smart card issued.

         The Company has entered into a strategic relationship with BankSys, Inc., a manufacturer and developer of smart card terminal and processing equipment. The relationship with BankSys is designed to allow Pathways and BankSys to do joint development of certain smart card applications involving the PROTON purse and secure access applications.

         The Company has entered into an agreement with Bull Systems to engineer applications across the entire Bull product line of smart cards.

         The Company has extensive informal relationships with a variety of card and terminal manufacturers that the Company is currently evaluating for inclusion in its product line. The Company expects that the formation of strategic alliances, both formal and informal, with such entities will be an integral element in expanding its product offerings.

COMPANY STRATEGY AND PRODUCT DEVELOPMENT

         The Company's objective is to become a leading provider of smart card solutions across a wide range of applications. The Company focuses its marketing strategy on product development and innovation in the area of smart card and debit card technology with the goal of capturing the transaction processing revenue segment of such business. Transaction processing includes a network of "backroom" services that include maintaining and updating appropriate databases to reflect all information on user cards and transnational changes to such information, effecting the movement of electronic money to and from a funds pool holder, and periodic reporting to all parties in the transaction.

         The Company hopes to realize its strategy to increase transaction fee revenue by focusing on smart card applications in consumer situations that necessitate card usage on a weekly or more frequent basis. The Company believes that currently it is one of a limited number of companies serving as a hardware integrator, software developer and backroom transaction processor, under one roof.

         The Company anticipates that while it will continue to realize revenue from transaction processing, significant additional revenue growth opportunities exist in the area of developing, marketing and, when appropriate, providing transaction processing services to a variety of markets, many of which the Company does not currently serve. The Company believes these opportunities include the academic campus, retail, banking, travel and traditional healthcare markets. The Company's product development efforts are focused on software and systems for smart card applications. The Company has identified the following industries as those best suited to benefit from smart card technology and has commenced research and development efforts aimed at meeting perceived needs:

         o AFFINITY PROGRAMS. The trend in retail, fund raising (as discussed above with respect to Scrip Advantage) and other repeat customer businesses is the move toward customer rewards. This application represents a tremendous opportunity and an explosive growth area that is virtually untapped. By incorporating a smart card into a traditional point of sale application, the retailer will realize complete tracking of all aspects of the sales process including the ability to reward repeat customers with premiums or discounts through the use of a smart card without the traditional computerized infrastructure. Retailers could use the data accumulated to target market areas not being penetrated and focus marketing and advertising expenditures on those areas.

         o RETAILING. All types of retailing can be embraced and enhanced with smart card technology. The Company believes that providing a cardholder a large number of retail or point of sale venues in which to use a smart card will significantly increase the adoption of smart card technology. The retail sector encompasses everything from "Mom and Pop" stores to national department stores. Retailers are acutely aware of the value of their contact with the consumer. The key to repeat business is to accurately identify and satisfy customer needs. Smart cards enable retailers to track customer behavior and base marketing decisions gleaned from this valuable information. This technology can also reduce the risk of fraud, improve inventory management and offer the customer convenience and better service.

         o TRAVEL AND ENTERTAINMENT. The travel and entertainment industry holds great promise with regard to smart card applications. All categories that comprise this market, including air travel, car rentals, movie theaters, sporting events, restaurants, casinos, video stores, sports arenas, hotels and other venues would benefit from a multifunctional card. This is an enormous global market with strong growth predicted for the near future. Business travelers in particular are bogged down by paper-based expense reimbursement. Paper-based reimbursement systems are hampered with the potential for fraud in addition to being costly to administer. Smart cards can enable businesses to more effectively monitor travel and entertainment expenses.

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

         o GOVERNMENT SERVICES. The government is becoming involved in electronic commerce. The initial focus is centered on a national Electronic Benefits Transfer (EBT) proposed by Vice President Gore. One proposed and piloted application is to replace paper food stamps with a smart card. Such a change would eliminate the cumbersome printing, warehousing, transporting and disposal of this paper medium. Other applications could include the administration of welfare and Medicaid benefits and other government payments.

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

         o INTERNET COMMERCE AND SECURE ACCESS. The Company believes that the Internet Commerce and secure access arenas are the next emerging marketplace for smart cards. This belief is validated by recent statements in the press by Microsoft spokesmen. The Company is in final stage development of products to meet this anticipated demand.

MARKETING AND DISTRIBUTION

         The Company intends to market its electronic purse technology to any and all affinity groups where electronic cash is a viable medium. Although the Company expects to continue to market smart card systems directly through the Company's management and employees, the Company intends to establish strategic marketing alliances and licensing or other arrangements with systems integrators, value-added resellers and other smart card vendors and may also retain the services of sales representatives and marketing and other consultants. Distribution of products will be handled directly by the Company's sales and marketing staff.

         Service of smart card terminals and related equipment will be performed on a "Depot Repair/Hot Swap" service basis. "Depot Repair/Hot Swap" service is the process of replacing faulty equipment with functional equipment via express transportation methods. Faulty units are repaired if possible at the depot.

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

         Although the Company is unaware of competitors providing its combination of products and services to the Company's targeted markets, a few competitors, or potential competitors (e.g., MONDEX, Diebold, Visa and Digicash) actually develop software applications to deal with issuance, acceptance and adjudication of smart card transactions. Of record to date in the United States, Pathways presently is one of a limited number of companies offering full service integration, software development and transaction processing. The Company believes its range of services and products are broader and more encompassing than any existing competitor.

RESEARCH AND DEVELOPMENT

         Smart card applications are the result of creating innovative solutions to the needs of consumers. This requires significant experience in software development and knowledge of a variety of business sectors. The Company has expended substantial resources in the development of its products. The Company has capitalized software development costs in the aggregate amount of $3,958,504 from inception through December 31, 1999, and $173,924, $272,564 and $439,707 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Company expensed $599,746, $474,120 and $102,000 as research and development costs for the years ended December 31, 1999, 1998 and 1997, respectively.

GOVERNMENT REGULATION

         The Company can provide no assurance that a Federal, state or foreign agency will not attempt to regulate its activities.

         Regulation E of the Federal Reserve Board governs certain electronic funds transfers made by regulated financial institutions and providers of access devices and electronic funds transfer systems. Regulation E requires written receipts for transactions, monthly statements, pre-transaction disclosures and error resolution procedures. Although certain aspects of the Company's services may be subject to Regulation E, the Company believes that most of its services are not subject to Regulation E. There can be no assurance that the Federal Reserve Board will not require all of the Company's services to comply with Regulation E, revise Regulation E, or adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs for the Company, and could also reduce the convenience and functionality of the Company's services, possibly resulting in reduced market acceptance. In addition, if the Federal Reserve Board challenges the Company's position, the costs of responding to such a challenge could result in significant drains on the Company's financial and management resources, which could adversely affect the Company's business, financial condition or operating results.

         Management believes that current state and federal regulations concerning electronic commerce do not apply to the Company's current product line. However, there is a move towards taxation of Internet use by several states, including the state of Washington. There are some strategic plans under consideration to conduct commerce on the Internet using the Company's core technology. This technology is being developed with a strict eye on these legislative issues and the Company's management subscribes to industry watch publications that address these issues. Planning for such eventualities assures minimal interruption to the business of the Company should these laws be enacted.

COPYRIGHTS, TRADEMARKS, PATENTS, PROPRIETARY RIGHTS AND LICENSES

         As of December 31, 1999, the Company held no patents or other registered intellectual property rights with respect to its smart card products. The Company presently has registered the Compass Design, The Pathways Group, Inc. mark and Sprinticket. The Pathways Group, Inc. (U.S.) has been registered but the Company is awaiting confirmation as of this date. The following marks have been allowed and are awaiting filing of Statement of Use: C-Teller (Japan), Island Access Card (U.S.), Keiki Card (U.S.), Kokua Card (U.S.), Kokua Kard (U.S.), Renaissance (U.S.), Smart Scrip (U.S.), Tikitbox (U.S.), The Pathways Group and Compass Design (U.S.), V-Teller (Japan), V-Teller (U.S.). Applications which are currently pending: C-Teller (Canada),C-Teller (EU), C-Teller (U.S.), E-Teller (Canada), E-Teller (U.S.), Fund Master (Canada), Fund Master (U.S.), Smart Scrip (Canada), Sprinticket (Canada), Sprinticket (EU), Stylized E (U.S.), Stylized TPG (U.S.), Tikitbox (Canada), Tikitbox (Japan), The Pathways Group and Compass Design (U.S.), The Pathways Group and Compass Design (U.S.), Compass Design (EU), V-Teller (Canada), V-Teller (EU), V-Teller (Japan), Kama'aina Card (U.S.), hi2k.net (U.S.), and Akamai Card (U.S.).

         The Company filed applications to register the following marks with the U.S. Patent and Trademark Office: C.H.I.P. SMART CARD, COMPASS DESIGN (Company logo), C-TELLER, E-TELLER (U.S. and Canada), FUND MASTER, ISLAND ACCESS CARD, KEIKI CARD, KOKUA CARD, KOKUA KARD, MENEHUNE CARD, QUEST SMART CARD, RENAISSANCE, SMART GIFT CARD, SMART SCRIP (U.S. and Canada), SMART STUDENT CARD, THE BUS CARD, THE PATHWAYS GROUP & COMPASS DESIGN (Company logo), THE PATHWAYS GROUP INC., TIKITBOX, TSUNAMI CARD, V-TELLER and WIC SMART CARD.

         The Company seeks to register these marks generally on software, hardware, terminals, kiosks and other machines used in connection with transaction and database processing or electronic access cards or integrated chip cards.

         The Company may prepare applications for patent protection of toolkits for smart card programming applications as well as certain commercial applications of that technology. However, historically the Company has viewed these items as trade secrets and relied on protection under those rules. There can be no assurances that any such patent protection will be granted, or if granted, will have any commercial value. As stated above, the Company recently has developed a device that should prove to have a commercial value and be instrumental in the encryption of smart cards in general. See "Advantages of the Company's Products".

         Although the Company does not believe that its products or services infringe on the intellectual property rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in any costly litigation or require the Company to cease using, or obtain a license to use, such products or services in violation of the intellectual property rights of such parties.

EMPLOYEES

         As of December 31, 1999, the Company had a total of 63 full-time employees. Key employees are employed under employment contracts, which includes a binding non-compete and non-disclosure clause. Each of Carey F. Daly, II, the Company's President and Chief Executive Officer, Robert W. Haller, Executive Vice President, Monte P. Strohl, Senior Vice President, Sales and Marketing, and Christopher R. Miller, Senior Vice President, Business Development, has an employment contract with the Company. The Company anticipates that it may substantially increase the number of its employees in the near term. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be very good.


ITEM 2.           PROPERTIES

         The Company leases its principal facilities totaling approximately 8,000 square feet in Woodinville, Washington. The lease expires in the year 2000. The Company expects that it will be able to renew such lease, or find replacement space if necessary, on terms reasonably acceptable to it. The Company has leased additional space for transaction processing, marketing and research and development operations in Santa Rosa, California, and a marketing office in Honolulu, Hawaii. The Company has executed a lease agreement in Honolulu which allows the Company to accommodate a satellite transaction processing center. The Company anticipates that additional facility leases will be required to accommodate its growth plans.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company is involved in legal proceedings arising in the ordinary course of its business, none of which is material.

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

         The Company offered shares of its Common Stock in a private offering in July and August 1998 pursuant to Rule 506 of Regulation D under the Securities Act. The Company sold 654,508 shares at $13.75 per share to accredited investors, resulting in gross proceeds to the Company of $8,999,485. The Company engaged Allen & Company Incorporated and Mitchum Jones & Templeton, Inc. ("MJT") to act as placement agents for the offering, each of which received a placement fee of 5 percent of the purchase price per share for shares placed by them.

         The Company sold 300,000 shares of Series A Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and 1,200,000 warrants to acquire shares of the Company's Common Stock in August and September 1999. The securities were sold in units of 1 share of Series A Preferred Stock and 4 warrants, each warrant entitling the holder to acquire one share of Common Stock at an exercise price of $2.50 per share, and the price per unit was $10.00, which resulted in $3,000,000 in gross proceeds to the Company. The warrants are immediately exercisable and expire 3 years after the date of issue. The Company engaged Mitchum Jones and Templeton, Inc. to act as placement agent, which received 150,000 warrants as its placement fee; each warrant entitles MJT to acquire 1 share of Common Stock at an exercise price of $2.50 per share.

         In November 1999, the Company commenced an offshore offering to non-U.S. investors pursuant to Regulation S of the Securities Act for up to 4,000,000 shares of Common Stock. The Company engaged advice! International Gmbh of Vienna, Austria, as placement agent, in connection with such offering. As of December 31, 1999, the Company sold 845,200 shares of Common Stock pursuant to such Regulation S offering, at prices ranging from $2.00 per share to $3.25 per share, which resulted in $2,301,675 in gross proceeds to the Company. Since January 1, 2000, the Company has sold an additional 1,208,900 shares in the Regulation S offering, at prices ranging from $1.75 to $2.06 per share.

         The Company's Common Stock has traded in the NASDAQ SmallCap Market under the symbol PTHW since October 1998. Previously, the Company's Common Stock was traded on the electronic bulletin board of the National Association of Securities Dealers.

         The approximate high and low closing prices for each fiscal quarter in the fiscal years ended December 31, 1998, and 1999 are as follows:

                               Common Stock Prices

               Fiscal Quarter               High            Low
         ---------------------------       -------        -------

         1st Qtr 98.................       $    25        $23 1/2

         2nd Qtr 98.................       $    25        $    17

         3rd Qtr 98.................       $20 3/8        $    14

         4th Qtr 98.................       $19 1/8        $    13

         1st Qtr. 99................       $    19        $    13

         2nd Qtr. 99................       $12 5/8        $ 6 5/8

         3rd Qtr. 99................       $ 7 1/4        $2 3/16

         4th Qtr. 99................       $ 6 3/8        $  1.72

         During the first quarter of fiscal 2000 (through March 24, 2000), the Company's Common Stock had a high price of $4.31 and a low of $2.16. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         As of March 24, 2000, there were approximately 65 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, which shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds 350. The Company has not paid any cash dividends and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table contains selected financial information derived from the audited consolidated financial statements set forth elsewhere in this Form 10-K or in Forms 10-K previously filed, and should be read in conjunction with such audited consolidated financial statements and notes thereto. The following tables summarize certain financial data derived from audited consolidated financial statements of the Company for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

                                                              YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------------------
                                      1999             1998              1997            1996             1995
                                   -----------      -----------      -----------      -----------      -----------
INCOME STATEMENT DATA:
Operating revenues ...........     $   186,309      $    76,565      $    61,785      $   108,418      $   512,250
Gross profit .................         122,840           41,702           42,293           43,224          443,169
(Loss) from operations .......      (9,002,694)      (7,336,717)      (3,535,487)      (2,265,572)      (2,318,948)
Other Income (Expense) .......          44,303           84,256          (51,034)        (567,305)        (332,599)
Net (Loss) before taxes ......      (8,958,391)      (7,252,461)      (3,586,521)      (2,832,877)      (2,651,547)
                                                    -----------      -----------      -----------      -----------
Net (Loss) ...................     $(8,958,391)     $(7,252,461)     $(3,586,521)     $(2,832,877)     $(2,651,547)
                                   ===========      ===========      ===========      ===========      ===========
(Loss) per share basic and
diluted ......................     $     (0.68)     $     (0.55)     $     (0.30)     $     (0.57)     $     (1.49)
                                   ===========      ===========      ===========      ===========      ===========

BALANCE SHEET DATA:
Current assets ...............     $ 1,249,690      $ 5,261,583      $ 4,130,369      $ 2,874,727      $    92,827
Total assets .................       4,276,685        7,978,688        6,716,840        5,072,139        2,630,217
Long-term obligations
  under capital lease ........               0                0                0                0                0
Total liabilities ............       1,741,703        1,613,020        1,491,674        2,110,544        5,332,238
Working capital ..............        (431,232)       3,819,466        3,148,595        1,496,074       (2,647,394)
Redeemable preferred stock ...       1,489,527               --               --               --               --
Stockholders' equity (deficit)     $ 1,045,455      $ 6,365,668      $ 5,225,166      $ 2,961,595      $(2,702,021)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. These risks and uncertainties include the rate of market development and acceptance of smart card technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, the ability of the Company to achieve adequate levels of revenue to recover its investment in capitalized software costs and software licenses, the possibility of significant ongoing capital requirements and the ability of the Company to secure additional financing as and when necessary. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995."

         In addition to the risks and uncertainties discussed above, the report of the Company's independent accountants on the Company's financial statements for the fiscal years ended December 31, 1999 and 1998 states that there is substantial doubt as to the ability of the Company to continue as a going concern.

         The Company has required substantial working capital to fund its operations. To date, the Company has financed its operations principally through the net proceeds from its initial public offering, and other debt and equity financings. The Company's ability to continue as a going concern is dependent upon numerous factors, including its ability to obtain additional financing, its ability to increase its level of future revenues or its ability to reduce operating expenses.

         Management has made the following arrangements to obtain sufficient funds to satisfy the Company's cash requirements:

o As previously announced, the Company has engaged an investment banking firm to conduct a best efforts basis offering of shares of the Company's common stock for gross proceeds of up to $15,000,000. The offering requires the filing of a registration statement and registration of a sufficient number of shares of the Company's common stock to cover the shares to be issued under the offering. The purchase price of the shares to be sold under the offering will be 90% of average daily prices as defined in the agreement.

o In addition, the investment bank has offered a $1,500,000 bridge loan to be funded on a best efforts basis.

o The President and Chief Executive Officer of the Company has committed to provide the Company with his personal guarantee of up to $3,000,000 to support bank loans to the Company. The President will be provided common stock warrant coverage equal to 25% of the value committed under the guarantee. Presently, bank loans have been applied for but are not yet completed.

         In the event that the above financings are not completed or are not sufficient in amount or timeliness, the Company has identified reductions in staffing, rent and other expenses to be made if necessary.

There can be no assurance that the Company will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets, or seek extended payments terms from its vendors. Such events would materially and adversely affect the Company's financial position and results of operations.

         The Company designs markets and services custom smart card applications. The Company develops unique solutions for creating and processing data and ensuring secure electronic transactions by utilizing proprietary hardware and application software systems. Pathways' technology establishes electronic commerce in closed system environments. A key element of the Company's business plan is the processing of transactions associated with its current and prospective smart card installations. The Company also manufactures and markets automated ticketing kiosks that the Company anticipates will be integrated with its smart card applications.

RESULTS OF OPERATIONS

         REVENUES. The Company has generated limited revenues from operations to date as it has continued to develop and market its smart card systems. The Company believes it will continue to report minimal revenues until additional significant contracts are signed or until the existing contracts, discussed below, proceed through the pilot stage to a full rollout. Transaction revenues generated in 1999 and 1998 primarily relate to credit card processing fees from the unattended ticketing kiosks installed in several ski area and amusement park venues. Transaction revenues increased $39,054 or 142% for 1999, compared to the corresponding period in 1998, due to an increase in the number of kiosks installed and operating, which resulted in higher volumes of transactions being processed. Revenues from the sale of unattended kiosks, smart cards and terminals increased $70,692, or 144%, for 1999 compared to1998, due to the following:

         o The sale and installation of 5 kiosks and 3 manager workstations in 1999 compared to 3 kiosks and 1 manager workstation in 1998.

         o The sale of 5,000 smart cards to Funtastic Traveling Shows in 1999.

         o Recognition of $12,375 in software maintenance and upgrade fees in 1999.

The details of the Company's revenues for the last three fiscal years are as follows:


                                      ($) 1999        %      ($) 1998      %      ($) 1997      %
                                      ---------    ------     -------   ------     -------   ------
Transaction processing fees, net      $  66,513     35.70%    $27,459    35.86%    $39,009    63.14%

Sale of kiosks, smart and
affinity cards and smart
card terminals                          119,796     64.30%     49,105    64.14%     22,775    36.86%
                                      ---------    ------     -------   ------     -------   ------

Total                                 $ 186,309    100.00%    $76,564   100.00%    $61,784   100.00%
                                      =========    ======     =======   ======     =======   ======

         The Company has installed its Tikitbox II unattended ticketing systems at the following locations:

             Winter Park Ski Resort in Colorado
             Six Flags Great Adventure in New Jersey
             Six Flags Magic Mountain Amusement Parks in California. Blue & Gold Fleet in San Francisco
             Deer Valley Ski Area in Utah
             Big Mountain Ski Resort in Montana

         In late 1997 and during 1998, the Company developed an upgraded version of its unattended kiosk to accommodate acceptance and vending of smart cards, among other things, and also engineered and developed an indoor kiosk to be utilized as a smart card recharge device. The Company began marketing efforts of its new indoor and outdoor kiosk products in the first quarter of 1999. The Company has also changed its marketing strategy for its unattended kiosks. Previously, the Company leased the kiosks to a customer and collected gross transaction charges of approximately 5% throughout the lease term. The Company's current marketing strategy is to sell the kiosk to a customer for cash and collect ongoing gross transaction fees of approximately 1.75% to 2%. The Company believes this model is more profitable and eliminates negative cash flow required to install and sell the kiosk products.

         The Company signed contracts for sale of one additional kiosk in Deer Valley ($12,995), and one kiosk at Big Mountain Ski & Summer Resort in Montana ($17,566), both of which were installed in November 1999.

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

         In August 1999 the Company signed an agreement with Funtastic Travelling Shows, one of the largest carnival operators in the United States, to implement a smart card system that removes all cash from the midway. In October 1999, the Company sold 5,000 smart cards ($20,000) to Funtastic and successfully installed and operated the system at a carnival in San Bruno, California. Based upon the success of this pilot, the Company and Funtastic agreed to a limited rollout to three additional venues in November 1999. In January 2000, the Company signed an additional contract with Funtastic for the sale of 4,000 additional smart cards, the rental of thirty-eight terminals, and monthly maintenance fees for the terminals.

         In October 1999, the Company announced that it had signed agreements to provide smart card transaction processing as well as software and hardware maintenance and support services to MyChoice Health Services, Inc. MyChoice is a Portland, Oregon-based company offering technological strategies for the access of alternative medicine network services in Oregon. The agreements provide for Pathways to provide smart card transaction processing and reporting in addition to software and hardware maintenance services, including help desk and technical phone support for MyChoice and its membership and provider network. The agreements are for three years.

         In January 2000, the Company signed a contract with Sun Valley Company to install three unattended ticketing kiosks for the winter ski season. Transaction processing fees and maintenance fees have been waived for this first season of use in exchange for an agreement by Sun Valley to purchase additional equipment from the Company, and to pay transaction and maintenance fees for future seasons.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,223,499 or 21% in 1999 when compared to 1998, and $3,245,006 or 121% in 1998 when compared to 1997.

         The increases from 1998 to 1999 primarily result from payroll related costs. These include the increase in staff during 1999, from 58 at the beginning of the year to 63 at the end of the year, and additions to executive management, including renewal of contracts and sign up bonuses for two executives. Rent, Office & Facility expenses increased due to the inclusion of a full twelve months of rent for the R&D facility in Santa Rosa and an increased rental rate for the expanded Hawaii office. In addition, two lease schedules were added under the Union Bank of California lease agreement in August 1998, that resulted in twelve months' expense in 1999 compared to four months' expense in 1998. Marketing, Selling and travel related expenses were higher due to the Company's marketing activities in Europe. Other selling, general and administrative costs increased in 1999 due to increased investor relations costs resulting from the expense of private placement of preferred stock in August 1999 and a private placement of common stock in November and December 1999. In addition, a loan for $50,000 to Scrip Advantage was determined not to be not collectible, and was written off as a bad debt expense.

         The increases from 1997 to 1998 are primarily the result of expanded payroll and employee support costs associated with an increased number of full-time employees in 1998 and 1997 and additional bonus compensation to senior executives in 1998. In 1998, the Company had staff levels beginning at 35 and increasing to 58 for the year 1998 as compared to 15 increasing to 35 for 1997. In addition, the Company has incurred increases in sales and marketing related expenditures commensurate with the increase in marketing personnel and in administrative costs associated with becoming a publicly traded company, including professional services and investor relations' expenditures.

         The Company expects the level of selling, general and administrative costs to continue to increase as a result of continued marketing and customer support activities and an increase in the number of operating and technical personnel necessary to support its expected sales efforts, product development, and customer support activity.

         Below is a detail of the increase in selling, general, and administrative expenses in major categories for the years ending 1999 as compared to 1998, and 1998 as compared to 1997.

--------------------------------------------------------------------------------
                                   INCREASE IN THE              INCREASE IN THE
                                        YEAR ENDED                   YEAR ENDED
                                 DECEMBER 31, 1999            DECEMBER 31, 1998
SG&A INCREASE                   VS. THE YEAR ENDED           VS. THE YEAR ENDED
ATTRIBUTABLE TO:                 DECEMBER 31, 1998            DECEMBER 31, 1997
--------------------------------------------------------------------------------
Payroll and payroll related
expenses                                $  715,036                   $2,282,204
--------------------------------------------------------------------------------
Rent, office, and facility
(including equipment) expenses          $  161,648                   $  358,001
--------------------------------------------------------------------------------
Marketing, selling, and
travel related expenses                 $  132,937                   $  359,697
--------------------------------------------------------------------------------
Professional and public
company related expenses                $   25,281                   $   80,248
--------------------------------------------------------------------------------
Other SG&A related expenses             $  188,597                   $   64,856
                                      ------------              ---------------
--------------------------------------------------------------------------------
Total Increase in SG&A                  $1,223,499                   $3,245,006
--------------------------------------------------------------------------------

         AMORTIZATION OF SOFTWARE COSTS. Amortization of software costs increased $145,235 in 1999 compared to 1998 and increased $28,183 in 1998 as compared to 1997. The large increase seen in 1999 compared to 1998 results from a reevaluation and shortening of the amortization periods being used for various projects, resulting in a higher amortization amount for 1999 compared to 1998, as discussed in the notes to the financial statements.

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

         DEPRECIATION. Depreciation increased $120,755 for the year ending 1999 as compared to 1998 and increased $155,330 for the year ending 1998 as compared to 1997 primarily due to an increase in capital expenditures. Capital expenditures continued during 1999, but at a more modest level than in 1998, due to the continued addition of computer equipment to support an increase in marketing and technical activities and personnel.

         INTEREST INCOME (NET). The Company had net interest income of $44,303 in 1999 compared to $84,256 in 1998 and net interest expense of $51,034 in 1997. The decline in net interest income in 1999 as compared to 1998 reflects the pay down of total long term debt from $507,850 to $169,688 during 1999 (resulting in less interest expense), and lower net cash equivalent balances throughout 1999 as compared to 1998 (resulting in less interest being earned).

         RESEARCH AND DEVELOPMENT. Research and development increased $125,626 in 1999 as compared to 1998, and $372,120 in 1998 as compared to 1997. The increase in 1999 over 1998 reflects increases in programming staff and their related research and development efforts. The increase in 1998 over 1997 reflects the increase in programming staff and their related research and development efforts, and the expenditure of $49,145 on equipment and software used for testing.

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

         Proton World is the world's largest electronic purse platform with over thirty million cards issued in 15 countries. The licensed technology from Proton World smart card provides a secure open-platform system which enables issues and sponsors of smart card programs to have their cards be accepted at other issuers/sponsors terminals and readers as long as they are issued under Proton technology. The system also encompasses back room transaction processing and clearing functions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was ($431,232) at December 31, 1999 and $3,819,466 at December 31, 1998. The decrease in working capital at December 31, 1999 compared to December 31, 1998 is primarily due to the Company's net loss during the year, and the resulting use of cash for operating expenses and the payment of accrued expenses. In addition, the current liabilities at December 31, 1999 reflect an accrued license fee of $700,000 due to Proton World.

         The Company signed a placement agency agreement in March 2000 with an investment banking firm, pursuant to which the firm has agreed to raise an aggregate of up to $15 million on a best efforts basis through the sale of the Company's equity securities.

         In March 1999, the Company received a firm commitment for additional funding of $3,000,000 through the sale of common stock. Due to a significant decline in the price of the Company's common stock, the Company subsequently determined that closing this transaction was not its most advantageous financing alternative. Consequently, in August 1999, the Company entered into an agreement with Mitchum Jones and Templeton, an investment bank in San Francisco, CA, whose chief executive officer is a director of the Company, for a firm commitment financing for $3,000,000 of units, with each unit comprised of one share of redeemable preferred stock financing and four common stock purchase warrants. Each unit has a subscription price of $10.00, and each warrant has an exercise price of $2.50 per share and a term of three years. In the aggregate, the firm commitment offering required the Company to issue 300,000 shares of preferred stock and warrants to purchase 1,200,000 shares. In addition, Mitchum Jones and Templeton has agreed to a best efforts offering of units for an additional $3,000,000 on the same terms and conditions as the committed financing. The preferred stock is redeemable at any time, but no later than December 31, 2001; requires quarterly dividends payable at six percent per annum or an in kind dividend at a rate of ten percent per annum; contains provisions relating to preferential liquidation rights, voting rights for the warrants issuable under the preferred stock and registration provisions. In addition, in the event the Company does not redeem the preferred shares before December 31, 1999, the Company will be required to issue during each quarter the shares remain unredeemed an additional warrant for each six shares of preferred stock held (or a total of 50,000 warrants for each 300,000 shares of preferred stock outstanding). The terms of the preferred stock also prohibit the Company from issuing further debt, or increasing its bank obligations without approval of preferred stockholders. In connection with the sale of the units, the Company paid a placement fee to Mitchum Jones and Templeton of warrants to purchase 150,000 shares of common stock at $2.50 per share. If the best efforts offering is concluded, Mitchum Jones and Templeton will receive an additional placement fee on the same terms. On August 13, 1999, the Company closed the sale of $1,000,000 of units (100,000 shares of preferred stock and 400,000 warrants) and closed the additional $2,000,000 (200,000 shares of preferred stock and 800,000 warrants) on September 3, 1999. The Company has agreed to register the shares of Common Stock underlying the warrants.

         The Company has also entered into a letter of intent with Advice! Investment Services GmbH of Vienna, Austria, with respect to an offering of shares of the Company's Common Stock pursuant to Regulation S under the Securities Act of 1933. Pursuant to the Regulation S offering, the Company intends to offer and sell up to a maximum of 4,000,000 shares at prices based on the market price of the Common Stock prior to closing. As of December 31, 1999, the Company sold 845,200 shares pursuant to the Regulation S offering, with net proceeds to the Company of $2,151,675. Since

January 1, 2000, the Company has sold an additional 1,208,900 shares in the Regulation S offering, at prices ranging from $1.75 to $2.06 per share.

         On July 23, 1998, the Company commenced a private offering of its Common Stock and completed the offering on August 21, 1998. The offering was conducted pursuant to Rule 506 of Regulation D under the Securities Act. The Company sold 654,508 shares at $13.75 per share to accredited investors including GE Capital, a wholly owned investment management subsidiary of General Electric Company, and Whittier Trust. The Company engaged Allen & Company Incorporated and Mitchum, Jones & Templeton to act as placement agents for the offering, each of which received a placement fee of 5% of the purchase price per share for shares placed by them. These shares were subsequently registered for resale via the Company's Form SB-2 filed with the Securities and Exchange Commission on September 24, 1998. The registration statement became effective on October 9, 1998. In 1997, the Company sold 833,333 shares of common stock in an initial public offering. The net proceeds of the offering was $4,857,956.

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

         The Company's capital expenditures for the year ended December 31, 1999 were $388,069 compared to $623,439 in 1998. The decrease in 1999 compared to 1998 is primarily due to significant costs incurred in 1998 for computer equipment and leasehold improvements for its transaction processing center in Santa Rosa, California. The Company expects continued investments in capital expenditures for increased personnel, and transaction processing infrastructure to support more complex operations and higher volumes.

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

YEAR 2000

         During recent years, there was significant global awareness raised regarding the potential disruption to business operations worldwide resulting from the inability of current technology to process properly the change from the year 1999 to 2000. The Company was aware of the potential year 2000 problem, and undertook a Year 2000 project to address the Company's readiness and exposure to Year 2000 issues. The Year 2000 project addressed the Company's products; internally used operating systems, software, and other technology; and third party vendors and suppliers. Each of these areas is discussed below.

         The Company believes that it substantially identified and resolved all potential Year 2000 problems with any of the products that it develops and markets. In order to confirm its belief, the Company implemented an ongoing program to test its products for Year 2000 issues. The Company believes that if any Year 2000 issues are identified, the Company will be able to correct the problem with a minimal cost or time investment. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's products have been identified or corrected due to the fact that these products interact with other third party vendor systems not under the Company's control (see below). In addition, the Company's evaluation is based on a limited number of actual customer installations.

         The Company conducted a process to identify all internally used operating systems, software, and other technology that may be impacted by the Year 2000 problem. This process was completed prior to the end of 1999. For the internally used operating systems, software, and technology the Company has identified as material, the Company assessed the Year 2000 exposure through testing and vendor inquiry. This process was completed by the end of second quarter, 1999. Material operating systems, software, and other technology deemed to be adversely affected by the Year 2000 problem were upgraded or replaced. In addition to operating systems, software, and other technology, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone systems, security systems, elevators, and other common devices that could be affected by the Year 2000 problem were tested after January 1, with no problems found.

         The Company identified major suppliers and other third party vendors integral to the operations of the Company's business. The Company initiated communications with those suppliers and third party vendors to assess their readiness to deal with Year 2000 problems. As part of the Year 2000 project, the Company identified alternative providers of products and services deemed material to the Company's operations. This process was completed by the end of the second quarter 1999.

However, the Company had no control over and could not predict the corrective actions of these third party vendors and suppliers. Thus, while the Company expected that it would be able to resolve any significant Year 2000 problems related to third party products and services, there was no assurance that it would be successful in resolving any such problems. Any failure of these third party vendors and suppliers to resolve Year 2000 problems with their systems in a timely manner could have had a material adverse effect on the Company's business, financial condition, and results of operations, but no such problems have arisen.

         The Company believes that with the completion of the Year 2000 project, significant interruptions of normal operations were reduced or eliminated. As a result of the preparations made, the Company experienced no disruptions in its systems or products as a result of the calendar turning to the Year 2000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements contained in this Annual Report contain "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include, without limitation:

         o the ability of the Company to continue as a going concern (see "Report of Independent Accountants" on page F-1);

         o the rate of market development and acceptance of smart card technology;

         o        the unpredictability of the Company's sales cycle;

         o the limited revenues and significant operating losses generated to date;

         o        the possibility of significant ongoing capital requirements

         o        the loss of any significant customer;

         o the ability of the Company to compete successfully with the other providers of smart cards and smart card services (see "Description of Business -- Competition" above);

         o the ability of the Company to secure additional financing as and when necessary;

         o the ability of the Company to retain the services of its key management, and to attract new members of the management team;

         o the ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products;

         o the ability of the Company to achieve adequate levels of revenue to recover its investment in capitalized software development costs;

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE


Accountant's Report                                                          F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Stockholders' Equity (Deficit)                    F-4

Consolidated Statements of Cash Flows                                        F-5

Notes to Consolidated Financial Statements                                   F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


         The directors and executive officers of the Company are as follows:


Name                        Age              Position
----                        ---              --------
Carey F. Daly, II           56               Chairman of the Board of Directors;  President; Chief
                                             Executive Officer; Director

Robert E. Boeck             53               Senior Vice President, Finance; Director

Charles W. Dunn             63               Senior Vice President, Treasurer; Director

Robert J. Fishman           53               Director

Robert W. Haller            45               Executive Vice President; Director

Christopher R. Miller       55               Senior Vice President, Business Development

Glenn A. Okun               37               Director

Mark T. Schuur              39               Director

Monte P. Strohl             48               Senior Vice President, Sales and Marketing; Director

Linda Wing                  55               Director

         Each director shall hold office until the next annual meeting of the Company's stockholders, which is anticipated to occur in the spring or summer of 2000. The Company's Bylaws provide for the creation of classes of directors comprising the Board of Directors. The Company anticipates that it will implement the classified Board structure at the next annual meeting. Under such structure, each class will serve separately expiring terms of office such that all of the directors will not be up for election at any one time.

         CAREY F. DALY, II is the President and Chief Executive Officer of the Company, the Chairman of the Board of Directors and a Director of the Company. Mr. Daly founded The Pathways Group, Inc. in October 1993. Mr. Daly is also President of Pathways International, Ltd. and SPRINTICKET, Inc. Mr. Daly has over 30 years of computer operating system, computer programming and design experience. From 1968 to 1969, Mr. Daly served as an internal auditor and Director of Financial Planning for American Standard, Baltimore, Maryland. He also worked for major computer companies as a systems engineer in Baltimore, Maryland from 1970 through 1973. He received an LLB degree in business law from LaSalle University in 1974 and a BS degree in accounting as well as an AA in computer science from Baltimore Business College in 1968.

         Mr. Daly is the software engineering designer of the SPRINTICKET product line, the Pathways Medical smart card system, the Pathways E-Teller Transaction Processing System as well as several other commercial software systems.

         ROBERT E. BOECK is the Senior Vice President, Finance, and a director of the Company. Mr. Boeck joined the Company in February 2000. Mr. Boeck was financial actuary for Canada Life Assurance Company from December 1998 to February 2000. From February 1996 to December 1998, he was a consulting actuary for KPMG. Mr. Boeck had his own actuarial consulting practice from January 1995 to February 1996. Mr. Boeck is the brother-in-law of Mr. Daly. Mr. Boeck earned a B.S. in Mathematics from University of Nebraska and is also a Fellow of the Society of Actuaries.

         CHARLES W. DUNN is the Senior Vice President and Treasurer, and a Director, of the Company. Mr. Dunn joined the Company in February 2000. Previously, Mr. Dunn was associated with Merchants Group International, a merchant banking group located in San Francisco, from October 1998. During this time he served as interim CFO of several clients companies, including Parthenon, LP a broker/dealer firm, Pericles, LP, a hedge fund, and FurnitureONline.com. Earlier, Mr. Dunn was President and CEO of IntegriSoft, Inc. and Advanced Softeware Automation, Inc., its predecessor, two companies developing software testing tools for embedded systems, and President and CEO of their investment company parent, having started in 1992. Mr. Dunn received a MBA from University of California at Berkeley, and a PhD in economics from the University of Paris (Sorbonne).

         ROBERT J. FISHMAN was elected as a Director of the Company in February 2000. Mr. Fishman has been President/CEO of Fishman Enterprises since April 1999. From May 1998 through March 1999, he was Vice President of Airport Services, Hawaiian Airlines, Inc. Mr. Fishman was Managing Director for the City and County of Honolulu from October 1994 through June 1998.

         ROBERT W. HALLER is the Executive Vice President of the Company, and since February 2000, has also served as a Director of the Company. Mr. Haller joined SPRINTICKET, Inc. as the Sales Manager in November 1991. Previously, he was Sales Manager of QT, Inc. Mr. Haller served as Senior Vice President, Marketing and Sales of the company since 1996, and became Executive Vice President in December 1997. Mr. Haller has played a significant role in the development of the Company's marketing plans and products. Mr. Haller received a BS in human biology from the University of Washington in 1977.

         CHRISTOPHER R. MILLER is Senior Vice President of Business Development, and a Director. Mr. Miller joined the Company in November 1999. He was managing partner at Miller Culver & Maillard, a law firm, from 1987 to 1999, and served as of-counsel at Lanahan & Reilly, also a law firm, from February 1999 to October 1999. During this time, Mr. Miller's legal practice focused on general corporate and business law, business litigation, intellectual property licensing and international contract negotiation and drafting. Mr. Miller received his B.A. in Philosophy/Psychology from Sonoma State University in 1971 and a J.D. from the University of San Francisco, School of Law in 1975.

         GLENN A. OKUN has been a Director of the Company since the fourth quarter of 1996. Mr. Okun became the Chairman and Chief Executive Officer of Mitchum Jones & Templeton, Inc., an investment banking firm, in April 1998, and became a managing director of Jolson Merchant Partners LLC, an investment management firm, in 1999. Mr. Okun also serves as a director for Farlake Plc, also an investment management firm, since April 1998. For more than five years prior to April 1998, Mr. Okun was a Director and Vice President of Allen & Company Incorporated, an investment banking firm. Allen & Company acted as a financial advisor to the Company from May 1995 to May 1999. Mr. Okun received a MBA and a LLB from Harvard University in 1989.

         MARK T. SCHUUR is a Director of the Company, and served as Senior Vice President and Chief Financial Officer of the Company from September 1996 through March 2000. From May 1992 through September 1996, Mr. Schuur served as Chief Financial Officer, Treasurer and a Director of Pizza Blends Inc., Western Blending Inc. and Flavor Blends Inc., affiliated privately-held food manufacturers based in Bellevue, Washington; Mr. Schuur presently serves as a director for those companies. Prior to that, Mr. Schuur was a General Practice Manager at Coopers & Lybrand in Seattle, Washington. Mr. Schuur received his BA degree in business administration (accounting emphasis) from the University of Washington in 1983.

         MONTE P. STROHL has been a Director of the Company since June 1998 and has been serving as Senior Vice President of Sales and Marketing since November 1999. Mr. Strohl is currently the president of MS Digital, which he founded in 1994 and has acted as President and Chief Executive Officer since that time. MS Digital is a company specializing primarily in corporate communication and cable broadcasting. MS Digital provides hardware and software solutions to companies wishing to communicate over cable television (public or internal), or intranets. MS Digital's clients include universities, municipalities and Fortune 500 companies. Before founding MS Digital, Mr. Strohl worked as Vice President of sales for OMNI International, which sold video production solutions internationally. Mr. Strohl is one of the original founders of Pathways International, Ltd., the predecessor corporation of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table shows compensation for services rendered to the Company during the fiscal years ended December 31, 1999, 1998 and 1997, respectively, by the Carey F. Daly, II, President and Chief Executive Officer, Mark T. Schuur, former Senior Vice President and Chief Financial Officer of the Company, Robert W. Haller, Executive Vice President, Christopher R. Miller, Senior Vice President of Business Development and Joseph F. Schuler, former Senior Vice President of Sales and Marketing. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during the fiscal years ended December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                   Long-Term Compensation
                                    ------------------------------------    -------------------------------------
                                                                                     Award               Payouts
                                                                            -------------------------- ----------
                                                                                          Securities                All Other
                                                            Other Annual    Restricted    Underlying      LTIP       Compen-
                                                            Compensation      Stock      Options/SARs    Payouts     sation
Name and Principal Position   Year  Salary ($) Bonus ($)(c)      ($)        Award(s)($)      (#)           ($)         ($)
-----------------------------------------------------------------------------------------------------------------------------
Carey F. Daly, II, President  1999  $247,693    $531,971        $    0         $0          223,000/0        0           0
Chief Executive Officer and   1998   200,000     220,000             0          0                0/0        0           0
Chairman of the Board         1997   200,000           0         8,333(a)       0                0/0        0           0
-----------------------------------------------------------------------------------------------------------------------------
Mark T. Schuur(b), Senior     1999  $129,381    $      0        $    0         $0           12,880/0        0           0
Vice President and Chief      1998   124,005      97,663             0          0           15,000/0(e)     0           0
Financial Officer             1997   112,916           0             0          0           15,000/0        0           0
-----------------------------------------------------------------------------------------------------------------------------
Robert W. Haller, Executive   1999  $115,909    $      0        $    0         $0          110,380/0        0            0
Vice President                1998    89,943      79,945             0          0           15,000/0(e)     0            0
                              1997    69,376      23,717             0          0           15,000/0        0            0
-----------------------------------------------------------------------------------------------------------------------------
Joseph F. Schuler(d),         1999  $103,672    $      0        $    0         $0              0(f)/0       0            0
Senior Vice President,        1998   107,000      46,450             0          0                0/0        0            0
Sales and Marketing           1997    10,000(e)        0             0          0          100,000/0        0            0
-----------------------------------------------------------------------------------------------------------------------------
Christopher R. Miller(g),     1999   $26,841    $100,000        $    0         $0          100,000/0        0            0
Senior Vice President,        1998         -           -             -          -                -          -            -
Business Development          1997         -           -             -          -                -          -            -
-----------------------------------------------------------------------------------------------------------------------------

(a)      Represents payment for accrued vacation benefits.

(b)      Mr. Schuur's employment with the Company terminated in March 2000.

(c) The Company has no set bonus policy. Bonuses are awarded by the Compensation Committee of the Board, which is currently comprised of Ms. Wing and Mr. Fishman, independent directors of the Board. During 1999, the Compensation Committee consisted of Ms. Wing and Mr. Strohl (prior to his becoming an executive officer of the Company).

(d)      Mr. Schuler's employment with the Company terminated in October 1999.

(e) The Company repriced Mr. Schuur's and Mr. Haller's stock options on December 4, 1998.

(f) Mr. Schuler received options to acquire 10,940 shares of the Company's Common Stock on June 1, 1999. Those options terminated after Mr. Schuler terminated his employment with the Company.

(g) Mr. Miller joined the Company in November 1999. Mr. Miller received $26,841 as salary and $100,000 as a bonus for the Company's fiscal year ended December 31, 1999, $50,000 of which was paid in 1999 and the remaining $50,000 of which was paid in January 2000. Lanahan & Reilley, the firm for which Mr. Miller served from February to November 1999 as of-counsel, billed the Company for $65,000 of legal fees and expenses.


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

         Subject to the terms of the Incentive Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. The exercise price of incentive stock options granted under the Incentive Plan may not be less than the fair market value of the Company's Common Stock on the date of the grant and may not be less than 110% of such fair market value with respect to any incentive stock option granted to a participant who owns 10% or more of the Company's outstanding Common Stock. In general, options become exercisable in equal annual installments. The period within which any incentive stock option may be exercised cannot exceed ten years from the date of grant. Unless otherwise provided in an award agreement with a participant, all options expire immediately upon the termination of the participant's employment. If the participant's employment terminates due to retirement or resignation, the Board of Directors may permit options to continue until the expiration date set forth in the applicable award agreement. If the participant's employment terminates due to death or disability, the options will continue until the expiration date set forth in the applicable award agreement. To the extent required by law for an option to qualify as an incentive stock option, no option intended to qualify as an incentive stock option may be exercised while any options previously granted to that optionee are outstanding. As of the date of this Form 10-K, 1,251,283 options are outstanding.

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

         The Board or the committee may amend, suspend or terminate the Directors Plan for the purpose of meeting or addressing any changes in any applicable tax, securities or other law. In addition, the Directors Plan may not, without the approval of the stockholders, as set forth therein, be amended to (i) increase materially the aggregate number of shares of the Company's Common Stock that may be issued under the Directors Plan (except for adjustments pursuant to Section 8 of the Directors Plan), (ii) materially increase the benefits accruing to participants, or (iii) modify materially the eligibility requirements of the Directors Plan. Nor may the Directors Plan be changed in such a way as to alter, impair, amend, modify, suspend or terminate any rights of a participant or any obligations of the Company under any stock options theretofore granted in any manner adverse to such participant, without the consent of such participant. The Directors Plan terminates ten years after the date of approval by the stock holders of the Company, subject to earlier termination by the Board as set forth above, by the affirmative vote of a majority of the votes cast at a stockholders' meeting at which the approval of the Directors Plan is considered, PROVIDED that the total vote cast represents over 50% of all shares entitled to vote on the proposal. The Directors Plan was approved by the stockholders at the Annual Meeting of Stockholders in 1999.

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             Individual Grants
                         -------------------------------------------------------
                                       Percent of Total                            Potential Realizable Value at
                                          Options/                                 Assumed Annual Rates of Stock
                           Options/         SARS                                      Price Appreciation for
                             SARS        Granted to      Exercise                           Option Term
                          Granted in    Employees in   or Base Price  Expiration   -----------------------------
       Name              Fiscal Year(#)  Fiscal Year       ($/sh)        Date          5%($)            10%($)
       ----              --------------  -----------       ------        ----          -----            ------
Carey F. Daly, II           23,000(a)       1.8%          $9 1/16       5/30/09      $131,085         $332,195
                           200,000(b)      15.9%          $     3      10/31/09      $377,337         $956,245
Mark T. Schuur              12,880(c)      1.09%          $9 1/16       5/30/09      $ 73,407         $186,030
Robert W. Haller            10,380(d)       0.8%          $9 1/16       5/30/09      $ 59,159         $149,921
                           100,000(e)       7.9%          $     3      10/31/09      $188,668         $478,123
Joseph F. Schuler(f)                0         -                 -          -                -                -
Christopher R. Miller      100,000(g)       7.9%          $     3      10/31/09      $188,668         $478,123

(a) The options vest in three annual installments as follows: 7,667 options on June 1, 2000; 7,667 options on June 1, 2001; and 7,666 options on June 1, 2002.

(b) The options vest in three annual installments as follows: 66,667 options on November 1, 2000; 66,667 options on November 1, 2001; and 66,666 options on November 1, 2002.

(c) The options vest in three annual installments as follows: 4,293 options on June 1, 2000; 4,293 options on June 1, 2001; and 4,294 options on June 1, 2002.

(d) The options vest in three annual installments as follows: 3,460 options on June 1, 2000; 3,460 options on June 1, 2001; and 3,460 options on June 1, 2002.

(e) The options vest in three annual installments as follows: 33,333 options on November 1, 2000; 33, 333 options on November 1, 2001; 33,334 options on November 1, 2002.

(f) Mr. Schuler received a grant of options to acquire 10,940 on June 1, 1999; these options have now terminated due to Mr. Schuler's termination of his employment with the Company.

(g) The options vest in three annual installments as follows: 33,333 options on November 1, 2000; 33,333 options on November 1, 2001; and 33,334 options on November 1, 2002.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                  Number of                 Value of
                                                                                 Securities                Unexercised
                                                                                 Underlying               In-the-Money
                                                                         Unexercised Options/SARs(a)      Options/SARsa
                                                                               at Fiscal Year-           at Fiscal Year-
                                                                                   End (#)                   End ($)
                                    Shares Acquired on   Value Realized         Exercisable/              Exercisable/
               Name                     Exercise(#)           ($)               Unexercisable             Unexercisable
----------------------------------- ------------------- ---------------- ---------------------------  ---------------------
Carey F. Daly, II                           N/A               N/A              200,000/223,000                $0/$0
Mark T. Schuur                              N/A               N/A               21,666/12,880                 $0/$0
Robert W. Haller                            N/A               N/A              15,000/110,834                 $0/0
Joseph F. Schuler                           N/A               N/A                    0/0                      $0/$0
Christopher R. Miller                       N/A               N/A                 0/100,000                   $0/$0
----------------------------------- ------------------- ---------------- ---------------------------  ---------------------

(a)               To date, the Company has issued no SARs.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 24, 2000, by (i) each person who is known by the Company to own beneficially more than 5 percent of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

         As of March 24, 2000, there were 14,613,162 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote per share.


NAME AND ADDRESS OF                                                                 PERCENT OF COMMON
BENEFICIAL OWNERS AND                                      SHARES OF COMMON STOCK   STOCK BENEFICIALLY
DIRECTORS AND OFFICERS                                       BENEFICIALLY OWNED           OWNED
------------------------------------------------------------------------------------------------------
5% BENEFICIAL OWNERS:
Allen & Company Incorporated(1)                                 2,780,932(2)               19.0%
711 Fifth Avenue
New York, New York 10022
------------------------------------------------------------------------------------------------------
Deferred Compensation Trust for Carey F. Daly, II(3)            1,876,978                  12.8%
1221 North Dutton Ave.
Santa Rosa, California 95401
------------------------------------------------------------------------------------------------------
Joseph A. Jolson                                                1,156,565(4)                7.9%
Jolson Merchant Partners Group LLC
Joseph A. Jolson 1991 Trust
JMP Asset Management LLC
Mitchum Jones & Templeton Group, Inc.
Mitchum Jones & Templeton, Inc.
Harvest Opportunity Partners I, LLC
Harvest Opportunity Partners II, LLC
One Embarcadero Center, Suite 2150
San Francisco, California 94111
------------------------------------------------------------------------------------------------------
OFFICERS AND DIRECTORS:
Carey F. Daly, II                                                 685,972(5)                 4.6%
1221 North Dutton Ave.
Santa Rosa, California 95401
------------------------------------------------------------------------------------------------------
Robert E. Boeck                                                        --(6)                  --
1221 North Dutton Ave.
Santa Rosa, California 95401
------------------------------------------------------------------------------------------------------
Charles W. Dunn                                                        --(7)                  --
1221 North Dutton Ave.
Santa Rosa, California 95401
------------------------------------------------------------------------------------------------------
Robert J. Fishman                                                      --(8)                  --
Pacific Tower
1001 Pacific Street
Honolulu, Hawaii 96813
------------------------------------------------------------------------------------------------------
Mark T. Schuur                                                     35,000(9)                  *
14201 NE 200th Street
Woodinville, Washington 98072
------------------------------------------------------------------------------------------------------
Glenn A. Okun                                                     511,303(10)                3.5%
Mitchum Jones & Templeton, Inc.
One Embarcadero Center, Suite 2150
San Francisco, California 94111
------------------------------------------------------------------------------------------------------
Monte P. Strohl                                                    67,000(11)                 *
14201 NE 200th Street
Woodinville, Washington 98072
------------------------------------------------------------------------------------------------------
Linda Wing                                                             --(12)                 --
6117 Wilryan Avenue
Minneapolis, Minnesota 55436
------------------------------------------------------------------------------------------------------
Robert W. Haller                                                   63,633(13)                 *
14201 NE 200th St.
Woodinville, Washington 98072
------------------------------------------------------------------------------------------------------
Christopher R. Miller                                                  --(14)                 --
1221 North Dutton Avenue
Santa Rosa, California 95401
------------------------------------------------------------------------------------------------------




NAME AND ADDRESS OF                                                                 PERCENT OF COMMON
BENEFICIAL OWNERS AND                                      SHARES OF COMMON STOCK   STOCK BENEFICIALLY
DIRECTORS AND OFFICERS                                       BENEFICIALLY OWNED           OWNED
------------------------------------------------------------------------------------------------------
Officers and Directors as a Group (10 persons)                  1,362,908                     8.8%
------------------------------------------------------------------------------------------------------

*        Less than 1%.


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

(4)      Jolson Merchant Partners Group LLC ("JMP Group"), of which
         Mr. Jolson is the manager, holds 20,000 shares of the Company's
         Common Stock. Mitchum Jones & Templeton Group, Inc. ("MJT Group"), of which JMP Group is the sole shareholder, holds 4,500 shares of Common Stock and immediately exercisable warrants to acquire 150,000 shares of Common Stock. Mitchum Jones & Templeton, Inc., of which MJT Group is the sole shareholder, holds 18,765 shares of Common Stock. The Joseph A. Jolson 1991 Trust holds 32,000 shares of the Company's
         Common Stock and immediately exercisable warrants to acquire 100,000 shares of Common Stock. Harvest Opportunity Partners I, LLC
         ("Harvest I"), holds immediately exercisable warrants to acquire 800,000 shares of Common Stock. Harvest Opportunity Partners II, LLC ("Harvest II"), holds 31,300 shares of Common Stock. JMP Asset Management LLC, of which JMP Group is the sole member, is the manager of both Harvest I and Harvest II.

(5) Includes options to acquire 200,000 shares, which options are currently exercisable. Excludes (a) 119,000 shares owned by Mr. Daly's wife, (b) options to acquire 223,000 shares, which options are not currently exercisable and (c) 1,876,978 shares held in the Deferred Compensation Trust for Carey F. Daly, II, over which Mr. Daly has no power to vote or dispose.

(6) Excludes options to acquire 100,000 options, which are not currently exercisable, granted pursuant to the Company's Amended and Restated Stock Incentive Plan.

(7) Excludes options to acquire 100,000 options, which are not currently exercisable, granted pursuant to the Company's Amended and Restated Stock Incentive Plan.

(8) Excludes options to acquire 10,000 shares, which are not currently exercisable granted pursuant to the Directors Stock Option Plan.

(9) Includes options to acquire 6,666 shares, which are currently exercisable.

(10) Includes 75,000 shares owned by Mr. Okun jointly with his wife. Excludes 149,955 shares held in an account of a client of Mr. Okun, shares over which Mr. Okun has the power to vote and discretion to dispose. Mr. Okun disclaims beneficial ownership of the 149,955 shares. Also excludes options to acquire 10,000 shares, which options are not currently exercisable, granted pursuant to the Directors Stock Option Plan.

(11) Excludes (i) options to acquire 10,000 shares, which are not currently exercisable, granted pursuant to the Directors Stock Option Plan and
         (ii) options to acquire 100,000 shares, which are not currently exercisable, granted pursuant to the Company's Amended and Restated Stock Incentive Plan. Mr. Strohl is no longer able to participate under the Company's Director Stock Option now that Mr. Strohl participates under the Amended and Restated Stock Incentive Plan.

(12) Excludes options to acquire 10,000 shares, which options are not currently exercisable, granted pursuant to the Directors Stock Option Plan.

(13) Includes options to acquire 15,000 shares, which are currently exercisable. Excludes options to acquire 110,834 shares, which are not currently exercisable, granted pursuant to the Company's Amended and Restated Stock Incentive Plan.

(14) Excludes options to acquire 100,000 shares, which are not currently exercisable, granted pursuant to the Company's Amended and Restated Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1996, the Company issued to Allen & Company Incorporated, a former financial advisor to the Company, 300,000 shares of its Common Stock in payment for $300,000 in fees owed by the Company to Allen & Company for financial consulting services. Allen & Company purchased shares of Common Stock of the Company (including the 1996 fee for services) in connection with a series of transactions at a weighted average price per share of $0.70. Mr. Glenn Okun, a director of the Company, was also a Director and Vice President of Allen & Company until April 1998.

         In connection with the Company's private offering of Common Stock pursuant to Rule 506 of Regulation D of the Securities Act, commenced in July 1998 and completed in August 1998, the Company entered into a Placement Agency Agreement with Allen & Company Incorporated, whereby the Company agreed to pay Allen & Company Incorporated a placement fee of 5% of the aggregate amount of Common Stock purchased by a subscriber. The Company paid Allen & Company Incorporated an aggregate amount of $349,974 as its placement fee. In addition, Mitchum Jones & Templeton, Inc. ("MJT"), an investment banking firm for whom Mr. Okun is now a principal, received a 5% placement fee in connection with a subscription for Common Stock of the Company by one of that firm's clients. MJT received $100,000 as its placement fee for that purchase. Allen & Company Incorporated did not receive a placement fee in connection with the subscription by MJT's client.

         The Company engaged MJT as its placement agent in connection with its private offering of Common Stock in August and September 1999. MJT received immediately exercisable warrants to acquire 150,000 shares of the Company's Common Stock as its placement fee.

         Commencing in 1999, the Company began using the services of Sunset Aviation, Inc. ("Sunset Aviation") to charter private aircraft for business travel. In making private charter flight arrangements on behalf of the Company, Sunset Aviation frequently used an aircraft owned by DHS Aviation, Inc. ("DHS Aviation"), a corporation of which Mr. Daly is the sole stockholder. During the 1999 fiscal year, the Company paid Sunset Aviation $448,319 for its charter services, $24,535 of which was paid to DHS Aviation.

         In March 2000, the President and Chief Executive Officer of the Company committed to provide the Company with a personal guarantee for one year of up to $3,000,000 to support bank loans to the Company. The President and Chief Executive Officer will be provided Common Stock warrant coverage equal to 25% of the value committed under the guarantee. Presently, bank loans have been applied for but are not yet completed.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this Report:

-------  -----------------------------------------------------------------------
3.1      Certificate of Incorporation of the Company(1)
-------  -----------------------------------------------------------------------
3.2      Amended and Restated By-Laws of the Company(1)
-------  -----------------------------------------------------------------------
3.3      Certificate of Designations for Series A Preferred Stock of the
         Company(2)
-------  -----------------------------------------------------------------------
3.4      Form of Common Stock Purchase Warrant(2)
-------  -----------------------------------------------------------------------
4.1 Form of Subscription Agreement for the shares of Common Stock sold during the 1998 private placement(3)
-------  -----------------------------------------------------------------------
10.1 Joint Marketing and Servicing Agreement, dated as of February 19, 1998, between First Hawaiian Bank and The Pathways Group, Inc.(1)
-------  -----------------------------------------------------------------------
10.2 Development Agreement, dated as of June 5, 1995, between Stephen A. Gregg and The Pathways Group, Inc.(1)
-------  -----------------------------------------------------------------------
10.3 Authorization and Loan Agreement (Guaranty Loans) , dated February 13, 1992, among Towne Bank of Woodinville, U.S. Small Business Administration and Pathways International Ltd.(1)
-------  -----------------------------------------------------------------------
10.4 Restructure and Extension Agreement, dated as of July 1, 1996, between SeaFirst Bank and The Pathways Group, Inc. and Pathways International Ltd.(1)
-------  -----------------------------------------------------------------------
10.5 Restructure and Extension Agreement, dated as of July 1, 1997, between SeaFirst Bank and PT Link Corporation and The Pathways Group, Inc.(1)
-------  -----------------------------------------------------------------------
10.6 Schlumberger Associate Program Agreement, dated June 16, 1997, between Schlumberger Technologies, Inc. and The Pathways Group, Inc., together with Addendum No. 1 thereto(3)
-------  -----------------------------------------------------------------------
10.7 Executive Employment Agreement, dated as of November 1, 1999, between The Pathways Group, Inc. and Carey F. Daly, II (filed herewith)
-------  -----------------------------------------------------------------------
10.8 Executive Employment Agreement, dated as of February 8, 2000, between The Pathways Group, Inc. and Charles W. Dunn (filed herewith)
-------  -----------------------------------------------------------------------

-------  -----------------------------------------------------------------------
10.9 Executive Employment Agreement, dated as of February 14, 2000, between The Pathways Group, Inc. and Robert Boeck (filed herewith)
-------  -----------------------------------------------------------------------
10.10 Executive Employment Agreement, dated as of November 1, 1999, between The Pathways Group, Inc. and Monte Strohl (filed herewith).
-------  -----------------------------------------------------------------------
10.11 Executive Employment Agreement, dated as of November 1, 1999, between The Pathways Group, Inc. and Robert W. Haller (filed herewith).
-------  -----------------------------------------------------------------------
10.12 Executive Employment Agreement, dated as of November 1, 1999, between The Pathways Group, Inc. and Christopher R. Miller (filed herewith)
-------  -----------------------------------------------------------------------
10.13 Letter of Intent, dated December 12, 1997, from The Pathways Group, Inc. and The Department of Education, State of Hawaii(4)
-------  -----------------------------------------------------------------------
10.14 Equipment Lease Agreement, dated August 25, 1997, between Union Bank of California, N.A., and The Pathways Group, Inc., together with Addendums A and B dated September 16, 1997, Conditional Sales Lease dated September 8, 1997 and Covenant Agreement, dated February 25, 1998(4)
-------  -----------------------------------------------------------------------
10.15 Master Project Agreement, dated June 19, 1998, between Scrip Advantage, Inc. and The Pathways Group, Inc., together with a Promissory Note, dated June 19, 1998, given by Scrip Advantage, Inc. to The Pathways Group, Inc.(4)
-------  -----------------------------------------------------------------------
10.16 Covenant Agreement, dated August 13, 1998, between Union Bank of California and The Pathways Group, Inc.(3)
-------  -----------------------------------------------------------------------
10.17 Placement Agency Agreement, dated July 22, 1998 between The Pathways Group, Inc. and Allen & Company Incorporated(3)
-------  -----------------------------------------------------------------------
10.18    Amended and Restated Stock Incentive Plan(3)
-------  -----------------------------------------------------------------------
10.19    Directors Stock Option Plan(5)
-------  -----------------------------------------------------------------------
10.20 Letter of Intent, dated November 4, 1998, between The Pathways Group, Inc. and LinkOpp Marketing, Inc.(5)
-------  -----------------------------------------------------------------------
10.21 Letter of Intent, dated February 1, 1999, between The Pathways Group, Inc. and Consolidated Amusement Company, Inc.(5)
-------  -----------------------------------------------------------------------
10.22 Amended Bank Lease Agreement dated as of June 22, 1999, between Union Bank of California and the Pathways Group, Inc.(2)
-------  -----------------------------------------------------------------------
10.23 Agreement, dated July 20, 1999, between Hawaiian Millenium Commission and The Pathways Group (Hawaii)(2)
-------  -----------------------------------------------------------------------
10.24 License Agreement, dated May 13, 1999, between Proton World International S.A. and the Pathways Group, Inc. (filed herewith)
-------  -----------------------------------------------------------------------
21       Subsidiaries of Registrant (filed herewith)
-------  -----------------------------------------------------------------------
27       Financial Data Schedule (filed herewith)
-------  -----------------------------------------------------------------------


----------
1 Incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form 10SB under the Securities Exchange Act of 1934, as amended, filed with the Securities and Exchange Commission on April 29, 1998.

2 Incorporated herein by reference to the exhibit contained in the Company's Quarterly Report in Form 10- QSB, for the fiscal quarter ended June 30, 1999.

3 Incorporated by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on September 24, 1998.

4 Incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form 10SB/A-1 under the Securities Exchange Act of 1934, as amended, filed with the Securities and Exchange Commission on August 7, 1998.

5 Incorporated herein by reference to the exhibit contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

(b)  REPORTS ON FORM 8-K

         None.

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT
ACCOUNTANTS FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
The Pathways Group, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of The Pathways Group, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and has deficits in working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
April 12, 2000

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                    1999              1998
                                                                ------------      ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                  $    645,065      $  4,628,544
     Accounts receivable                                               5,523           102,793
     Inventories                                                     338,438           361,467
     Prepaid expenses and other current assets                       260,664           168,779
                                                                ------------      ------------
                 TOTAL CURRENT ASSETS                              1,249,690         5,261,583
                                                                ------------      ------------

   Restricted cash                                                   272,000           222,000
   Software, net of accumulated amortization of $3,292,221
     and $2,528,560                                                  666,283         1,256,020
   Property and equipment, net                                     1,003,231         1,100,061
   Software license                                                1,000,000                --
   Deposits and other assets                                          85,481           139,024
                                                                ------------      ------------
                 TOTAL ASSETS                                   $  4,276,685      $  7,978,688
                                                                ------------      ------------

LIABILITIES, MANDITORILY REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable to banks, current maturities                 $    108,908      $    336,947
     Accounts payable                                                319,646           251,140
     Accrued expenses and unearned revenue                           552,368           854,030
     Software license fee payable                                    700,000                --
                                                                ------------      ------------
                 TOTAL CURRENT LIABILITIES                         1,680,922         1,442,117

   Notes payable to banks, net of current maturities                  60,781           170,903
                                                                ------------      ------------
                 TOTAL LIABILITIES                                 1,741,703         1,613,020
                                                                ------------      ------------

     Commitments and contingencies

   MANDITORILY REDEEMABLE PREFERRED STOCK
     Preferred stock, Series A mandatorily redeemable,
       $.01 par value; 1,000,000 shares authorized;
       300,000 shares issued and outstanding; aggregate
       liquidation preference of $3,075,000                        1,489,527
                                                                ------------
   STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; 50,000,000 shares
       authorized; 14,410,862 and 13,565,662 shares
       issued and outstanding, respectively                          144,109           135,657
     Additional paid in capital                                   30,639,640        26,439,081
     Unearned compensation                                          (495,833)
     Accumulated deficit                                         (29,242,461)      (20,209,070)
                                                                ------------      ------------
                 TOTAL STOCKHOLDERS' EQUITY                        1,045,455         6,365,668
                                                                ------------      ------------

                 TOTAL LIABILITIES, MANDITORILY REDEEMABLE
                   PREFERRED STOCK AND STOCKHOLDERS' EQUITY     $  4,276,685      $  7,978,688
                                                                ------------      ------------

        The accompanying notes are an integral part of these consolidated financial statements.

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                     1999              1998              1997
                                                 ------------      ------------      ------------
Sales, net                                       $    186,309      $     76,565      $     61,785
Cost of goods sold                                     63,469            34,863            19,492
Write-off of inventories                              132,000
Selling, general and administrative expenses        7,142,012         5,918,513         2,673,507
Research & development                                599,746           474,120           102,000
Amortization of software                              766,877           621,642           593,459
Depreciation                                          484,899           364,144           208,814
                                                 ------------      ------------      ------------
               TOTAL OPERATING EXPENSES             9,189,003         7,413,282         3,597,272
                                                 ------------      ------------      ------------

LOSS FROM OPERATIONS
                                                   (9.002,694)       (7,336,717)       (3,535,487)
                                                 ============      ============      ============

Other income (expense)
  Interest income, net                                 44,303            84,256           (51,034)
  Loan guarantee fees to stockholder                       --                --                --
                                                 ------------      ------------      ------------

               NET LOSS                            (8,958,391)       (7,252,461)       (3,586,521)
                                                 ============      ============      ============

Basic and diluted net loss per share             $      (0.68)     $      (0.55)     $      (0.30)
Shares used in per share calculation               13,615,613        13,148,939        12,102,755



        The accompanying notes are an integral part of these consolidated financial statements.

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDING DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                              COMMON STOCK           ADDITIONAL
                                         ------------------------      PAID-IN         UNEARNED       ACCUMULATED
                                           SHARES        AMOUNT        CAPITAL       COMPENSATION       DEFICIT          TOTAL
                                         ----------    ----------    ------------   -------------    ------------    ------------
Balance at December 31, 1996             11,756,004    $  117,560    $ 12,214,123                    $ (9,370,088)   $  2,961,595
Redemption of common stock for cash         (33,737)         (337)        (27,663)                                        (28,000)
Issuance of common stock for
   convertible debenture                      3,000            30           2,970                                           3,000
Issuance of common stock upon exercise
   of stock options and warrants            345,887         3,459       1,013,677                                       1,017,136
Net proceeds from initial public
offering of common stock                    833,333         8,333       4,849,623                                       4,857,956

Net loss                                                                                               (3,586,521)     (3,586,521)
                                         ----------    ----------    ------------    ------------    ------------    ------------

Balance at December 31, 1997             12,904,487       129,045      18,052,730                     (12,956,609)      5,225,166
Net proceeds from private placement of
   common stock                             654,508         6,545       8,379,284                                       8,385,829
Issuance of common stock upon exercise
   of stock options                           6,667            67           7,067                                           7,134

Net loss                                                                                               (7,252,461)     (7,252,461)
                                         ----------    ----------    ------------    ------------    ------------    ------------

Balance at December 31, 1998             13,565,662       135,657      26,439,081                     (20,209,070)      6,365,668

Net proceeds from private placement of
common stock                                845,200         8,452       2,143,223                                       2,151,675

Value ascribed to warrants issued in
conjunction with sale of mandatorily
redeemable preferred stock                                              1,445,244                                       1,445,244

Warrants issued for placement fees                                        253,681                                         253,681
Accretion of manditorily redeemable
preferred stock                                                          (166,589)                                       (166,589)
Preferred stock dividends                                                                                 (75,000)        (75,000)
Unearned compensation                                                     525,000    $   (525,000)
Amortization of unearned compensation                                                      29,167                          29,167

Net loss                                                                                               (8,958,391)     (8,958,391)
                                         ----------    ----------    ------------    ------------    ------------    ------------
Balance at December 31, 1999             14,410,862    $  144,109    $ 30,639,640    $   (495,833)   $(29,242,461)   $  1,045,455
                                         ==========    ==========    ============    ============    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


                                                                     1999            1998             1997
                                                                  -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $(8,958,391)    $(7,252,461)    $(3,586,521)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Depreciation                                                  484,899         364,144         208,354
        Amortization                                                  796,372         621,642         593,459
        Write-off of inventories                                      132,000              --              --
        Write-off of note receivable                                   50,000              --              --
        Effects of changes in operating assets and liabilities
            Accounts receivable                                        97,270         (36,300)         36,018
            Inventories                                              (108,971)       (158,718)         56,963
            Prepaid expense and other current assets                  (91,885)        (67,372)       (101,407)
            Other assets                                                              (18,917)       (137,913)
            Accounts payable                                           68,506          44,154        (335,404)
            Accrued expenses and unearned revenue                    (301,662)        631,233        (120,839)
                                                                  -----------     -----------     -----------
        Net cash used in operating activities                      (7,831,862)     (5,872,595)     (3,387,290)
                                                                  ===========     ===========     ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                            (388,069)       (623,439)       (542,752)
     Capitalized software development costs                          (173,924)       (272,564)       (439,707)
     Restricted cash                                                  (50,000)       (151,500)        (70,500)
     Advance to Scrip Advantage                                            --         (50,000)             --
     Software licenses                                               (300,000)             --              --
                                                                                  -----------     -----------
                                                                  -----------     -----------     -----------
        Net cash used in investing activities                        (911,993)     (1,097,503)     (1,052,959)
                                                                  ===========     ===========     ===========

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable to banks
                                                                     (338,162)       (554,041)        (34,750)
     Principal payments on notes payable to stockholders                   --              --          (2,500)
     Redemption of common stock                                            --              --         (28,000)
     Proceeds from issuance of mandatorily preferred
     stock, net of cash offering costs of $265,214                  2,946,863              --              --
     Net proceeds from issuing common stock, net of
     offering costs of $150,000, $597,980, and $142,040
     for 1999, 1998 and 1997 respectively                           2,151,675       8,392,963       5,875,092
                                                                  -----------     -----------     -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                    4,760,376       7,838,922       5,809,842
                                                                  ===========     ===========     ===========

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (3,983,479)        868,824       1,369,593
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        4,628,544       3,759,720       2,390,127
                                                                  -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $   645,065     $ 4,628,544     $ 3,759,720
                                                                  ===========     ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION:

     THE COMPANY

     The accompanying consolidated financial statements include the accounts of The Pathways Group, Inc. ("TPG") and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. TPG's subsidiaries include Pathways International, Ltd. ("PIL"), SPRINTICKET, Inc. ("ST"), PT Link, Inc. ("PT Link") and The Pathways Group, a wholly-owned subsidiary incorporated in the state of Hawaii in August of 1997. TPG and its subsidiaries (the "Company") are primarily engaged in providing specialized transaction processing services through the development of proprietary software and hardware systems including credit card and multiple application smart card technologies. The Company derives its revenue principally from transaction processing fees charged to the merchant and the sale of related terminals, hardware systems and smart cards.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty. The Company has incurred substantial operating loses during the last three years as a result of its research and development efforts. In addition, the Company has also experienced negative cash flows from operations and its balance sheet reflects a deficit in working capital at December 31, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern, without additional financing.

The Company has required substantial working capital to fund its operations. To date, the Company has financed its operations principally through the net proceeds from its initial public offering and other debt and equity financings. The Company's ability to continue as a going concern is dependent upon numerous factors, including its ability to obtain additional financing, its ability to increase its level of future revenues or its ability to reduce operating expenses.

Management has made the following arrangements to obtain sufficient funds to satisfy the Company's cash requirements:

         The Company has engaged an investment banking firm to conduct a best efforts basis offering of shares of the Company's common stock for gross proceeds of up to $15,000,000. The offering requires the filing of a registration statement and registration of a sufficient number of shares of the Company's common stock to cover the shares to be issued under the offering. The purchase price of the shares to be sold under the offering will be 90% of average daily prices as defined in the agreement.

          In addition, the investment bank has offered a $1,500,000 bridge loan to be funded on a best efforts basis.

         The President and Chief Executive Officer of the Company has committed to provide the Company with his personal guarantee of up to $3,000,000 to support bank loans to the Company. The President will be provided common stock warrant coverage equal to 25% of the value committed under the guarantee. Presently, bank loans have been applied for but are not yet completed.

         In the event that the above financings are not completed or are not sufficient in amount or timeliness, the Company has identified reductions in staffing, rent and other expenses to be made if necessary.

There can be no assurance that the Company will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets, or seek extended payments terms from its vendors. Such events would materially and adversely affect the Company's financial position and results of operations.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1999 and 1998, cash equivalents consisted of money market accounts principally invested in U.S.
     government obligations.

     RESTRICTED CASH

     The Company entered into an operating lease agreement whereby the Company is required to maintain a certificate of deposit at the bank as collateral for the lease. As of December 31, 1999 $272,000 has been classified as restricted cash.

     INVENTORIES

     Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation expense is provided by the straight-line method over the estimated useful lives of the property and equipment which is estimated to be five years, with the exception of computer equipment as to which the life is three years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvement or the related lease term. Expenditures for renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and the related gains and losses are included in the results of operations.

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

     SOFTWARE

     Software development costs incurred in conjunction with product development are charged to expense until technological feasibility is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of each product. The establishment of technological feasibility and the on-going assessment of the recoverability of costs require considerable judgement by the Company with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. After consideration of the above factors, the Company amortizes capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on, ranging from three to five years.

     In 1999, the Company changed the estimate of economic useful lives of capitalized software costs for certain applications from five years to three years due to new information and developments arising from customer negotiations. The effect of this change on 1999 results of operations was to increase net loss by approximately $206,000 or $.015 per share.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value due to their short-term maturities. The carrying value of mandatorily redeemable preferred stock and debt approximate estimated fair value because the rates of interest on the debt approximate current interest rates for similar obligations with like maturities.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

     REVENUE RECOGNITION AND REVENUE SHARING AGREEMENTS

     Revenue from hardware and software sales are recognized when a product is shipped. The revenue for sales of ticket dispensers and manager workstations are recognized when on site installation is completed. The Company has revenue sharing and transaction processing agreements with merchants who process commercial transactions through the Company's hardware and software systems provided on site to the merchants. Transaction processing fee revenue is recognized at the time transactions processing services are performed and earned. Revenues collected for warranty services to be performed in the future are deferred and recognized ratably over the related contract period.

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

     It is reasonably possible that the estimates of anticipated future gross revenues and the remaining estimated economic lives used to calculate depreciation and amortization of the Company's long lived assets and software may be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs ($666,283) may be reduced entirely in the near term. In addition, the carrying amount of long lived assets may be reduced materially in the near term.

     NET LOSS PER SHARE

     Statement of Financial Accounting Standards No. 128 (SFAS NO. 128), "Earning per share," requires the presentation of basic and diluted earnings (loss) per share for all periods presented.

     In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per share are the same for all periods presented because impact of common stock equivalents is antidilutive.

     A reconciliation of net loss used in the calculation of basic and diluted net loss per share is as follows:

                                                             YEAR ENDED
                                               1999             1998             1997
                                           ------------     ------------     ------------
Net Loss                                   $ (8,958,391)    $ (7,252,461)    $ (3,586,521)
Accretion of manditorily redeemable
convertible preferred stock                    (166,589)
Preferred stock dividends                       (75,000)
                                           ------------     ------------     ------------
Net loss for common stock                  $ (9,199,980)    $ (7,252,461)    $ (3,586,521)
                                           ============     ============     ============

Weighted average shares of common stock      13,615,613       13,148,939       12,102,755
outstanding
Basic and diluted net loss per share       $      (0.68)    $      (0.55)    $      (0.30)

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. This statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the major countries in which the Company holds assets and reports revenues. Management believes this standard is not applicable as the Company currently operates as one segment.

3.  INVENTORIES:

    Inventories at December 31,1999 and 1998 consisted of the following:

                                                     1999        1998
                                                   --------    --------

     Smart cards and related packaging             $ 74,705    $158,917
     Smart card terminals                            72,840      61,846
     Assembled unattended kiosks and components     190,893     140,704
                                                   --------    --------
                                                   $338,438    $361,467
                                                   ========    ========


     In 1999, the Company wrote off $132,000 of smart card inventory.

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.    PROPERTY AND EQUIPMENT:

     Property and equipment at December 31, 1999 and 1998 consisted of the following:

                                                        1999           1998
                                                     -----------   -----------

     Ticket dispensing systems                       $   476,318   $   476,318
     Computer equipment and software                   1,215,136       853,670
     Furniture and fixtures                              220,023       211,360
     Leasehold improvements                              348,474       334,461
                                                     -----------   -----------
                                                       2,259,951     1,875,809
     Less accumulated depreciation and amortization   (1,256,720)     (775,748)
                                                     -----------   -----------
                                                     $ 1,003,231   $ 1,100,061
                                                     ===========   ===========

5.   NOTE RECEIVABLE:

     In 1998 the Company advanced $50,000 to Scrip Advantage, Inc. in exchange for a demand note receivable with interest bearing at 10%, which is included in deposits and other assets in the accompanying consolidated balance sheet. The note receivable is convertible into common stock of Scrip Advantage at the Company's option. As of December 31, 1999, the Company has determined that the receivable was not collectible, and the amount was written off as bad debt expense in Selling General and Administrative Expense.

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   NOTES PAYABLE TO BANKS:

     Notes payable to banks at December 31, 1999 and 1998 consisted of the following:

                                                                                      1999                1998
                                                                                    ----------         ----------
   Note payable to bank, interest at bank's prime rate (7.75% at December 31,
      1998) plus 1.5%, principal due in various Installments from May 1998 through February 1999, interest due monthly, guaranteed by certain
      stockholders and Collateralized by substantially all of the assets of PIL              -         $  130,000

   Note payable to bank, interest at prime (7.75% at December 31, 1998) plus
      1.5%, principal due in various installments from February 1998 through May
      1, 1999 (however, the note payable will be due in full upon sale or transfer of either a Controlling ownership interest in PT Link or substantially all of PT Link's assets occurring prior to May 1, 1999), interest due monthly and collateralized by substantially all of the
      assets of PT Link                                                                      -            110,000

   Note payable to bank, interest at 10.5%,
      principal due in various installments
      from February 1998 through September 2001, interest due
      monthly, guaranteed by certain stockholders and
      Collateralized by substantially all of the assets of PIL                      $  169,689            267,850
                                                                                    ----------         ----------
                                                                                                          507,850
   Less current maturities                                                            (108,908)          (336,947)
                                                                                    ----------         ----------

                                                                                    $   60,781         $  170,903
                                                                                    ==========         ==========

     The contractual principal maturities of notes payable to banks at December 31, 1999 are as follows:

                         2000               $108,908
                         2001                 60,781
                                            --------
                                            $169,689
                                            ========

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.    ACCRUED EXPENSES AND UNEARNED REVENUE:

     Accrued expenses and unearned revenue at December 31, 1999 and 1998 consisted of the following:

                                                    1999        1998
                                                  --------    --------

     Interest payable                             $     --    $  1,912
     Accrued payroll, bonus, and related taxes     360,815     599,339
     Insurance premium payable                     120,197      90,262
     Other accrued expenses                         65,906     159,122
     Unearned revenue                                5,450       3,395
                                                  --------    --------
                                                  $552,368    $854,030
                                                  ========    ========

8.   SOFTWARE LICENSE AGREEMENT:

     In May 1999, the Company entered into a License Agreement (the "Agreement") with Proton World International S.A. As of December 31, 1999 licensing fees of $1,000,000 have been capitalized as Software License in the balance sheet. This amount include $925,000 of license fees and $75,000 of implied maintenance fees. Of this $1,000,000, $300,000 was due and paid at the time of the signing of the agreement. The remaining balance of the licensing fees are payable upon the initiation of a pilot project and upon the rollout of the project as defined in the Agreement.

     The Company's amortization of the $925,000 license fees will be the greater of the straight line amortization over 2 years, or $0.37 per smart card sold. The amortization of the implied maintenance fees will be straight line over a 6 month period. There was no amortization expense recorded for the year ended December 31, 1999, as the testing and acceptance of the system had not been completed and the underlying system had not been placed into service.

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   INCOME TAXES:

     At December 31, 1999, the Company had accumulated net operating loss carryforwards for tax purposes of approximately $28,500,000 which expire through 2019. As a result of acquisitions, the availability of these net operating losses to offset future taxable income will be limited to a prescribed amount each year as specified in the Internal Revenue Code. Net operating losses accumulated through the dates of acquisition for companies acquired may be limited to their separate taxable income.

     The following is a reconciliation of the income tax benefit to the amount based on the statutory Federal rate of 34%:

                                                         1999            1998            1997
                                                     -----------     -----------     -----------
     Federal income tax benefit at statutory rate    $(3,045,853)    $(2,465,837)    $(1,219,417)
     Losses which provide no current tax benefit       3,037,701       2,458,918       1,215,851
     Other, net                                            8,152           6,919           3,566
                                                     -----------     -----------     -----------
         Income tax benefit                          $        --     $        --     $        --
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

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   INCOME TAXES:  (CONTINUED)

     The significant components of the Company's deferred income tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                1999              1998
                                             ------------     ------------
     Deferred income tax assets:
       Tax loss carryforwards                $  9,766,907     $  5,929,544
       Debt guarantee fees to stockholder         439,466          439,466
       Accrued compensation                       111,246          204,150
       Depreciation                                    --           50,615
       Other                                      127,078               --
                                             ------------     ------------
           Deferred income tax assets          10,444,697        6,623,775
                                             ------------     ------------
     Deferred income tax liability:
       Depreciation                                69,024               --
       Other                                        1,222            1,222
                                             ------------     ------------
           Deferred income tax liability           70,246            1,222
                                             ------------     ------------
     Valuation allowance                      (10,374,451)      (6,622,553)
                                             ------------     ------------
           Net deferred income tax assets    $         --     $         --
                                             ============     ============

     A full valuation allowance has been recorded at December 31, 1999 and 1998 based on management's determination that the recognition criteria for realization have not been met.

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  COMMITMENTS:

     LEASE COMMITMENTS

     The Company leases its facilities in Woodinville, WA, Santa Rosa, CA and Honolulu, HI and also leases certain vehicles and office equipment under operating lease agreements expiring in the years 2000 to 2004. In 1997, the Company entered into a master lease agreement with a bank that provides up to $400,000 of credit to the Company for the lease of certain computer and office equipment and furniture. The lease is for a period of 34 months and contains an option to acquire the equipment at the end of the lease term for the fair market value of the equipment. The lease provisions require the Company to maintain $200,000 in a certificate of deposit at the bank as collateral for the lease, and to deposit additional funds if the Company's cash and cash equivalents are not maintained above $850,000. In June 1999, the Company amended its lease agreement with the Bank. Under the revised agreement, the Bank reduced its minimum cash requirement from $850,000 to $250,000, and the Company deposited an additional $50,000 in a certificate of deposit with the Bank as additional collateral for the lease agreement. As of December 31, 1999 $272,000 has been classified as restricted cash. In March 2000, the Company terminated this lease obligation and purchased the assets underlying the lease for $209,742. In connection with the termination of the lease the Bank released $40,258 of the Company's deposit.

     The leases above and other equipment leases have been accounted for as operating leases. As of December 31, 1999 the Company has drawn all $400,000 of the lease line. The approximate future minimum rental commitments as of December 31, 1999 under all operating leases are as follows:

              2000                          $   578,000
              2001                              429,000
              2002                              307,000
              2003                              117,000
              2004                               20,000
                                            -----------

                                            $ 1,451,000
                                            ===========

     Lease expense for the years ended December 31, 1999, 1998 and 1997 was approximately $603,000, $463,000, and $147,000 respectively.

11.  EMPLOYMENT AGREEMENTS AND STOCK OPTIONS:

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

11.  EMPLOYMENT AGREEMENTS AND STOCK OPTIONS:  (CONTINUED)

     STOCK OPTIONS

     In December 1997, the Company's Board of Directors adopted The Pathways Group, Inc. 1996 Stock Incentive Plan (the "Plan"), which provides for the issuance of incentive stock options ("ISOs") and non-qualified options to key management and reserved a total of 2,000,000 shares of common stock pursuant to the Plan.

     ISOs may be issued to employees of the Company and have a maximum term of 10 years from the date of the grant. The exercise price for ISOs may not be less than 100% of the estimated fair market value of common stock at the time of the grant, and the aggregate fair market value (as determined at the date of the grant) of shares issuable upon the exercise of ISOs for the first time by an employee in any one calendar year may not exceed $100,000. In the case of options granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the estimated fair market value of the common stock at the time of grant, and the term of the option may not exceed five years. Options become exercisable in whole or in part from time to time as determined by the Board of Directors, which will administer the Plan.
     Generally, options vest over periods ranging from one to three years.

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

     In December 1998, the Company adopted the Pathways Group, Inc. Directors stock option plan to assist the Company in attracting and retaining outside directors. The terms of the plan reserve a total of 100,000 shares of common stock for issuance to outside non-employee directors. Initial grants of options to acquire 10,000 shares were granted to three non-employee directors in December 1998.

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  EMPLOYMENT AGREEMENTS AND STOCK OPTIONS:  (CONTINUED)

     STOCK OPTIONS (CONTINUED)

     Option activity for each of the three years ended December 31, 1999 is as follows:

                                                   WEIGHTED
                                     SHARES        AVERAGE
                                                EXERCISE PRICE

     Balance December 31, 1996       230,000     $    2.83


     Granted                         214,000         19.79
     Exercised                       (10,001)         1.71
     Cancelled                        (6,666)         3.00
                                  ----------     ---------
     Balance December 31, 1997       427,333         11.35


     Granted                          84,000         14.88
     Exercised                        (6,667)         1.07
     Cancelled                       (57,000)        24.00
                                  ----------     ---------
     Balance December 31, 1998       447,666         10.55


     Granted                         979,862
                                                      5.32
     Exercised                             0
     Cancelled                      (161,245)        13.04
                                  ----------     ---------

     Balance December 31, 1999     1,266,283     $    6.18
                                  ==========     =========

     No compensation expense has been recorded for options granted in 1998 and 1997 because the exercise price of the options granted was equal to the fair value of the related shares based upon the price of the Company's common stock. During 1999, the Company granted options to employees with exercise prices less than the fair value of the related shares based upon the price of the Company's common stock. This resulted in recording unearned compensation of $525,000, which is being amortized over the vesting period of the individual options using the straight-line basis. Compensation expense of $29,167 was recognized in 1999.

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  EMPLOYMENT AGREEMENTS AND STOCK OPTIONS:  (CONTINUED)

     STOCK OPTIONS (CONTINUED)

     The following table summarizes information about options outstanding at December 31, 1999:


                     OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
     ---------------------------------------------------- --------------------------------------------------

       ACTUAL EXERCISE        NUMBER         WEIGHTED         WEIGHTED         NUMBER           WEIGHTED
            PRICES              OF            AVERAGE         AVERAGE            OF              AVERAGE
                              SHARES      EXERCISE PRICES    REMAINING         SHARES        EXERCISE PRICES
                                                            CONTRACTUAL
                                                          LIFE (IN YEARS)
               $1.07           6,666        $     1.07           7              6,666            $ 1.07

      $2.75 -  $3.00         807,000        $     3.00           9            200,000            $ 3.00
      $7.75 - $9.875         285,784        $     8.97           9                  0            $   --
     $12.00 - $15.00         120,333        $    14.33           8             46,999            $13.64
              $24.00          46,500        $    24.00           8             43,500            $24.00
     ---------------       ---------        ----------                     ----------            ------
                           1,266,283        $     6.18                        297,165            $ 7.71
                           =========        ==========                     ==========            ======

     Pro forma information regarding the net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted after December 31, 1995 under the fair value method of that statement.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The following table presents pro forma net loss and net loss per share for the year ending December 31,1999 and 1998 as if the Company accounted for compensation expense related to stock options under the fair value method prescribed by SFAS 123:

                                     DECEMBER 31,       DECEMBER 31,
                                        1999               1998

     Pro forma net loss             $(10,067,227)      $(8,514,217)
     Pro forma net loss per share   $      (0.75)      $     (0.65)

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  EMPLOYMENT AGREEMENTS AND STOCK OPTIONS:  (CONTINUED)

     STOCK OPTIONS (CONTINUED)

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

                                        1999              1998              1997
      Risk free interest rate      5.07% to 6.13%    4.13% to 5.61%    5.79% to 5.93%
      Expected lives                3 to 5 years      3 to 5 years      3 to 5 years
      Volatility                         98%               83%               55%
      Expected dividend rate              0                 0                 0


     The weighted average fair value of options granted in 1999, 1998 and 1997, as calculated using the Black-Scholes option pricing model, was $4.05, $9.28 and $9.85 per option respectively.

                                                                   YEAR ENDED DECEMBER 31,
                                                           1999              1998             1997
     Weighted average fair value of options granted
     with exercise price less than the fair value of       $1.92              $ -              $ -
     the stock on the date of grant

     Weighted average fair value of options granted
     with exercise price equal to the fair value of        $7.29            $ 9.28           $ 9.85
     the stock on the date of grant

     Weighted average exercise price of options
     granted with exercise price less than the fair        $3.00              $ -              $ -
     value of the stock on the date of grant

     Weighted average exercise price of options
     granted with exercise price equal to the fair         $5.92            $ 10.55          $ 11.35
     value of the stock on the date of grant

11.  CAPITAL STOCK TRANSACTIONS:

     COMMON STOCK

     In July 1997, the Company sold 833,333 shares of common stock in an initial public offering at $6.00 per share. The net proceeds from the offering were $4,857,956.

     In July and August of 1998, the Company sold 654,508 shares of common stock through a private placement at $13.75 per share. The net proceeds from the sale shares were $8,385,829.

     In November 1999, the Company sold 845,200 shares of common stock through a private placement at $2.73 per share. The net proceeds from the offering were $2,151,675.

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  CAPITAL STOCK TRANSACTIONS:  (CONTINUED)

     PREFERRED STOCK

     In August 1999, the Company entered into an agreement with an investment bank, whose chief executive officer is a director of the Company, for a firm commitment financing for $3,000,000 of units, with each unit comprised of one share of redeemable preferred stock and four common stock purchase warrants. Each unit has a subscription price of $10.00, and each warrant has an exercise price of $2.50 per share and a term of three years. In the aggregate, the firm commitment offering required the Company to issue 300,000 shares of preferred stock and warrants to purchase 1,200,000 shares. The preferred stock is redeemable at any time, but no later than December 31, 2001; requires quarterly dividends payable at 6 percent per annum or an in kind dividend at a rate of 10 percent per annum; contains provisions relating to preferential liquidation rights, voting rights for the warrants issuable under the preferred stock and registration provisions.

     In accordance with generally accepted accounting principles, the Company has allocated the proceeds from the sale of preferred stock between the common stock warrants issued and the redeemable preferred stock based on their relative fair market values. Accordingly, the Company has recorded $1,445,244 as discount on preferred stock and as additional paid in capital. In addition, the Company has recorded the estimated fair value of warrants issued for investment banking services of $253,681 as offering costs of preferred stock and additional paid in capital. The difference between the recorded amount of preferred stock and the amount mandatorily redeemable on December 31, 2001 is being amortized through periodic accretion, using the effective interest method, which increases preferred stock and reduces additional paid in capital. The following table summarizes the recording of the sale of redeemable preferred stock and the balance as of December 31, 1999:

     Gross proceeds                                                                        $ 3,000,000
        Discounts recorded on preferred stock                                               (1,445,244)
        Cash paid for offering costs                                                           (53,137)
        Value of warrants issued for investment banking fee                                   (253,681)
                                                                                           -----------
     Preferred stock at issuance                                                             1,247,938
     Accretion of preferred stock                                                              166,589
     Dividend shares issued                                                                     75,000
                                                                                           -----------
     Preferred stock balance at December 31, 1999                                          $ 1,489,527
                                                                                           ===========

        Paid in Capital
        Increase in paid in capital for value of warrants issued to investors              $ 1,445,244
        Increase in paid in capital for value of warrants issued for investment banking        253,681
        services
        Accretion on preferred stock                                                          (166,589)
                                                                                           -----------
        Net increase in paid in capital                                                    $ 1,532,336
                                                                                           ===========

THE PATHWAYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                     1999            1998           1997
     Cash paid during the year for interest                      $    37,695     $    98,227    $   241,637

     Non-cash transactions:
        Notes payable converted to common stock                                                       3,000
        Proton License agreement                                     700,000
        Value ascribed to warrants issued in conjunction with      1,445,244
        sale of preferred stock
        Accretion of manditorily redeemable preferred stock         (166,589)
        Warrants issued for placement fees                           253,681
        Unearned compensation                                        525,000
        Dividends in kind shares on Series A Preferred Stock         (75,000)


13.  RELATED PARTY TRANSACTIONS:

     In 1998, the Company paid a total of $505,602 to Allen and Company Incorporated, a shareholder, and Mitchum, Jones and Templeton, whose chief executive officer is a director and stockholder of the Company for investment banking services and direct expenses in connection with the Company's private placement.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE PATHWAYS GROUP, INC.


April 14, 2000                    By: /s/ CAREY F. DALY, II
                                      ------------------------------------------
                                      Carey F. Daly, II
                                      President, Chief Executive Officer and
                                      Chairman of the Board (principal executive
                                      officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                         Title                         Date
       ---------                         -----                         ----

/s/ CAREY F. DALY, II           President, Chief Executive        April 14, 2000
-----------------------------   Officer, Chairman of the
    Carey F. Daly, II           Board and Director


/s/ CHARLES W. DUNN             Chief Financial Officer and       April 14, 2000
-----------------------------   Director
     Charles W. Dunn


/s/ ROBERT E. BOECK             Director                          April 14, 2000
-----------------------------
     Robert E. Boeck


/s/  ROBERT J. FISHMAN          Director                          April 14, 2000
-----------------------------
     Robert J. Fishman


/s/ ROBERT W. HALLER            Director                          April 14, 2000
-----------------------------
     Robert W. Haller

       Signature                         Title                         Date
       ---------                         -----                         ----

/s/ GLENN A. OKUN               Director                          April 14, 2000
-----------------------------
     Glenn A. Okun


/s/ MARK T. SCHUUR              Director                          April 14, 2000
-----------------------------
     Mark T. Schuur


/s/ MONTE P. STROHL             Director                          April 14, 2000
-----------------------------
     Monte P. Strohl


                                Director
-----------------------------
     Linda Wing