Form 10-Q
period 2000-03-31
PATHWAYS GROUP INC
filed 2000-05-15
CIK 1039759

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-24119

                            ------------------------

                            THE PATHWAYS GROUP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               DELAWARE                              91-1617556
      --------------------------                 -------------------
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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                            ------------------------

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2000: 15,821,762 shares of Common Stock, par value $0.01 per share.

    Transitional Small Business Disclosure Format (check one):
Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The financial statements for the Company's fiscal quarter ended March 31, 2000 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. These risks and uncertainties include the rate of market development and acceptance of smart card technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, the ability of the Company to achieve adequate levels of revenue to recover its investment in capitalized software development costs and software licenses, the possibility of significant ongoing capital requirements, and the ability of the Company to secure additional financing as and when necessary. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

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

    Management has made the following arrangements to obtain sufficient funds to satisfy the Company's cash requirements:

    - As previously announced, the Company has engaged an investment banking firm to conduct a best efforts basis offering of shares of the Company's common stock for gross proceeds of up to $15,000,000. The offering requires the filing of a registration statement and registration of a sufficient number of shares of the Company's common stock to cover the shares to be issued under the offering. The purchase price of the shares to be sold under the offering will be 90% of volume weighted average daily prices as defined in the agreement.

    - In addition, the investment bank has offered a $1,500,000 bridge loan to be funded on a best efforts basis.

    - The President and Chief Executive Officer of the Company has committed to provide the Company with his personal guarantee of up to $3,000,000 to support bank loans to the Company. The President will be provided common stock warrant coverage equal to 25% of the value committed under the guarantee. Presently, bank loans have been applied for but are not yet completed.

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

    The Company was organized in 1993 as a Washington corporation whose operations are the successor to Pathways International, Ltd., which was incorporated in Washington in June 1988. The Company reincorporated in Delaware in May 1997. The Company's executive offices are located at 14201 NE 200th Street, Woodinville, Washington 98072, and its telephone number is
(425) 483-3411. The Company also has a sales, marketing and research and development office located at 1221 North Dutton Avenue, Santa Rosa, California 95401. A sales and marketing office is located at Grosvenor Center, 2500 Makai Tower, 733 Bishop Street, Honolulu, Hawaii 96813. The Company also formed The Pathways Group GmbH as a wholly owned subsidiary, which is to be based in Vienna, Austria.

    The Company recently signed an agreement to acquire SmartCard
Solutions, Inc., a privately held technology services company based in Aspen, Colorado, in a stock-for-stock transaction. The agreement was signed in April 2000. SmartCard Solutions has developed an information management system that facilitates point-of-sale ticketing and season passes for resorts, advanced sales, retail and rental purchasing (including inventory control and back office auditing), financial reporting and access control. The system is currently in use at several prominent Rocky Mountain resort areas where approximately
3.5 million transactions per season are processed. In consideration for the transfer of the outstanding capital stock of SmartCard Solutions, Pathways has agreed to issue 218,750 shares of its Series B Convertible Preferred Stock ("Series B Stock"), which is not convertible for one year from the date of issuance. After the expiration of one year from the date of issuance, if the market price of Pathways' publicly traded Common Stock is less than $8.00 per share, each share of the Series B Stock will be converted into two shares of Common Stock. If the market price of one share of Common Stock is equal to or greater than $8.00 per share, each share of Pathways' Series B Stock will be converted into one share of Common Stock. At $8.00 per share, the nominal value of the transaction is $1,750,000.

    The Company also signed an agreement in April 2000 to purchase MS Digital, Inc., a privately-held corporation based in Washington that specializes in customized multi-media communications systems. The majority shareholder of MS Digital is Monte Strohl, who is a director and Senior Vice President, Marketing and Sales, of the Company; the other two shareholders are Jay Potts and Gary Baker, both of whom are employees of the Company. The acquisition is a stock-for-stock transaction valued at $3,000,000. MS Digital provides corporate communications, call center information systems integrated with Lucent phone systems, cable television information systems, point-of-sale information systems, interactive kiosks, and multi-media presentations. Major cities in western Washington use MS Digital's call system for their municipal television stations for display of programming schedules, community events, election results, and emergency and general information. Pathways will offer MS Digital's core technologies of multi-media and web presentations to clients interested in high-quality graphics, motion video, and animation, as part of an e-commerce site or point-of-sale system. Pathways also plans to incorporate the call center portion of MS Digital's products into operations of the Company's growing technical and client support department as a way to increase customer service. Many of the large communications companies with which MS Digital works currently utilize card-based products for the marketing and sales of their services. MS Digital's existing relationship with these companies will provide an opportunity for marketing of Pathways' smart card technology to MS Digital's client base.

    RESULTS OF OPERATIONS

    REVENUES. The Company has generated limited revenues from operations to date as it has continued to develop and market its smart card systems. The Company believes it will continue to report minimal revenues until additional significant contracts are signed or until the existing contracts, discussed below, proceed through the pilot stage to a full rollout. Revenues generated in the three-month period ended March 31, 2000 primarily relate to smart card sales, credit card processing fees and maintenance fees and revenues from equipment leasing. Revenues in 1999 were related primarily to credit card processing fees. Revenues increased $28,630 or 458% for the three months ended March 31, 2000, compared to the corresponding period in 1999, due to an increase in smart card sales of $14,000, maintenance fees of $5,965 and equipment leasing revenues of $8,988.

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

    In May 1999, the Company entered into a License Agreement with the Proton World International, S.A. of Brussels, Belgium. The Company intends to incorporate this technology into its core product offerings, which will require substantial investments in the following: up front licensing fees; ongoing royalty fees; expenditures on training, certification, maintenance and support services; expansion of computer hardware at its transaction processing centers; and additional technical and marketing staff to capitalize on the market opportunity the Company believes has been created as a result of the License Agreement.

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

    In January 2000, the Company signed a contract with Sun Valley Company to install three unattended ticketing kiosks for the winter ski season. The Company waived transaction processing fees and maintenance fees for the first season of use in exchange for an agreement by Sun Valley to purchase additional equipment from the Company, and to pay transaction and maintenance fees for future seasons.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $603,978 or 41% during the three months ended March 31, 2000, as compared to the corresponding period in 1999. The increase experienced in the first three months is primarily the result of expanded payroll and employee support costs associated with an increased number of full-time employees. The Company had 67 full-time employees at March 31, 2000, as compared to 58 on March 31, 1999, and 63 at the end of 1999.

    Rent, office and facility expenses increased $18,503 or 15% during the three months ended March 31, 2000. This was due to an increase in repairs, maintenance, and janitorial costs. Marketing, selling and travel related expenses were higher due to the Company's marketing activities in Europe. Other selling, general and administrative costs increased in the first quarter, compared to the same period during the prior year, due to increased investor relations costs.

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

    Below is a detail of the changes in selling, general, and administrative expenses in major categories for the three-month periods ended March 31, 2000 and 1999:

                                                                INCREASE FOR THE THREE MONTHS
                                                                ENDED MARCH 31, 2000 VS. THE
                                                              THREE MONTHS ENDED MARCH 31, 1999
                                                              ---------------------------------
SG&A Increase attributable to:
Payroll and payroll related expenses........................               $429,327
Rent, office, and facility (including equipment) expenses...               $ 18,503
Marketing, selling, and travel related expenses.............               $104,921
Professional and public company related expenses............               $ 12,225
Other SG&A related expenses.................................               $ 38,992
Total Increase in SG&A......................................               $603,978

    AMORTIZATION OF SOFTWARE COSTS. Amortization of software costs decreased $68,308 in the three-months ended March 31, 2000 compared to the same period in 1999 due to declining balances in software costs and a decrease in the amount capitalized.

    In accordance with prevailing standards for the accounting for software development costs, the Company would, if it were determined that an impairment of software development costs existed, write-down the value at which such software development costs are carried in the Company's financial statements. Any such write-down, if made, would be reflected as a charge to operations in the period any such impairment was determined and could have a material adverse effect on the Company's financial position and results of operations for such period. The Company believes its capitalized software is not impaired, and is stated at net realizable value.

    DEPRECIATION. Depreciation increased $28,926 for the three-month period ended March 31, 2000, as compared to the same period in 1999, primarily due to the purchase of assets for $209,742, which were leased, and the purchase of terminals for $104,000, which are to be leased to a customer.

    INTEREST INCOME (NET). The Company had a net interest expense of $6,859 in the period ended March 31, 2000, as compared to a net interest income of $32,061 in the period ended March 31, 1999. This decrease is due to the reduction in funds invested during that period.

    RESEARCH AND DEVELOPMENT. Research and development increased $93,521 in the period ended March 31, 2000, as compared to the same period in 1999. The increase in 2000 over 1999 reflects increases in programming staff and their related research and development efforts, and expenditures on equipment and software used for testing new product technologies and offerings.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital was $(698,914) at March 31, 2000 and $(431,232) at December 31, 1999. The decrease in working capital at March 31, 2000 compared to December 31, 1999 is primarily due to the Company's net loss in the first three months of 2000, and the resulting use of cash for operating expenses and the payment of accrued expenses.

    The Company's capital expenditures for the three months ended March 31, 2000 increased $249,497 compared to the same period in 1999. The increase for the three months ended March 31, 2000 is primarily due to the purchase of assets for $209,742, which were leased, and the purchase of terminals for $104,000, which are to be leased to a customer. The Company expects continued investments in capital expenditures for increased personnel, and transaction processing infrastructure to support more complex operations and high volumes.

    The Company signed an agreement in March 2000 with an investment banking firm in New York City pursuant to which the firm would raise an aggregate of up to $15 million on a best efforts basis through the sale of the Company's equity securities. Further, the Company signed an agreement with the same investment banking firm pursuant to which the firm would raise a bridge loan to the equity financing of $1.5 million, also on a best efforts basis.

    The Company commenced an offshore offering in November 1999 to non-U.S. investors pursuant to Regulation S of the Securities Act of 1933, as amended, for up to 4,000,000 shares of Common Stock. The Company engaged advice! International GmbH of Vienna, Austria, as placement agent in connection with the offering. As of March 31, 2000, the Company had sold 2,459,400 shares of Common Stock in connection with the offering, with net proceeds to the Company of $4,824,752, at prices ranging from $1.75 to $3.25 per share. The Regulation S offering has been terminated, as no further sales of shares will be made pursuant thereto.

    In August 1999, the Company entered into an agreement with Mitchum Jones and Templeton, Inc., for a firm commitment financing for $3,000,000 of units, each unit comprising one share of redeemable Series A Preferred Stock and four warrants to acquire 4 shares of Common Stock. Mitchum Jones and Templeton is an investment bank in San Francisco, California whose chief executive officer is also a director of the Company. Each unit had a subscription price of $10.00, and each warrant has an exercise price of $2.50 per share and expires after three years. The Company issued 300,000 shares of Series A Preferred Stock and warrants to acquire 1,200,000 shares of Common Stock; the financing closed in two tranches, one in August 1999 and the other in September 1999. The Series A Preferred Stock is redeemable at any time, but no later than December 31, 2001 and requires quarterly dividends payable at six percent per annum in cash or ten percent per annum in Series A Preferred Stock. The Series A Preferred Stock also contains provisions relating to preferential liquidation rights and voting rights for the warrants issuable under the terms of the Series A Preferred Stock. If the Company does not redeem the Series A Preferred Stock before December 31, 1999, the Company will be required to issue an additional warrant to acquire one share of Common Stock for each six shares of Series A Preferred Stock outstanding during each quarter that any shares of Series A Preferred Stock remain unredeemed; in the aggregate, this provision will require the

Company to issue 50,000 warrants per quarter for each 300,000 shares of Series A Preferred Stock outstanding. The terms of the Series A Preferred Stock also prohibit the Company from issuing further debt or increasing its bank obligations without approval of the holders of the Series A Preferred Stock. Mitchum Jones and Templeton received a placement fee in warrants to acquire 150,000 shares of common stock at $2.50 per share. The Company has agreed to register the shares of Common Stock underlying the warrants.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission released SEC Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements. This pronouncement summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. SAB 101A, an amendment to SAB 101, provides that the Company must implement SAB 101 for its quarter ended June 30, 2000. The Company is in the process of reviewing the impact of adoption of SAB 101 on its financial statements.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements contained in this quarterly report contain "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended, including the Company's annual report on Form 10K for the fiscal year ended December 31, 1999, which has been previously filed with the Securities and Exchange Commission. These risks and uncertainties include, without limitation:

    - The ability of the Company to continue as a going concern

    - The rate of market development and acceptance of smart card technology

    - The unpredictability of the Company's sale cycle

    - The limited revenues and significant operating losses generated to date

    - The possibility of significant ongoing capital requirements

    - The loss of any significant customer

    - The ability of the Company to compete successfully with the other providers of smart cards and smart card services

    - The ability of the Company to secure additional financing as and when necessary

    - The ability of the Company to retain the services of its key management, and to attract new members of the management team

    - The ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products

    - The ability of the Company to achieve adequate levels of revenue to recover its investment in capitalized software development costs and software licenses

    For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

    The Company undertakes no obligation to release publicly any revisions to the forward-looking statements or to reflect events or circumstances after the date of this Report.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company commenced an offshore offering in November 1999 to non-U.S. investors pursuant to Regulation S of the Securities Act of 1933, as amended, for up to 4,000,000 shares of Common Stock. The Company engaged Advice! International GmbH of Vienna, Austria, as placement agent in connection with the offering. As of March 31, 2000, the Company had sold 2,459,400 shares of Common Stock in connection with the offering, with net proceeds to the Company of $4,824,752, at prices ranging from $1.75 to $3.25 per share. The Regulation S offering has been terminated, as no further sales of shares will be made pursuant thereto.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION


    The Company recently signed an agreement to acquire SmartCard
Solutions, Inc., a privately held technology services company based in Aspen, Colorado, in a stock-for-stock transaction. The agreement was signed in April 2000. SmartCard Solutions has developed an information management system that facilitates point-of-sale ticketing and season passes for resorts, advanced sales, retail and rental purchasing (including inventory control and back office auditing), financial reporting and access control. The system is currently in use at several prominent Rocky Mountain resort areas where approximately
3.5 million transactions per season are processed. In consideration for the transfer of the outstanding capital stock of SmartCard Solutions, Pathways has agreed to issue 218,750 shares of its Series B Convertible Preferred Stock ("Series B Stock"), which is not convertible for one year from the date of issuance. After the expiration of one year from the date of issuance, if the market price of Pathways' publicly traded Common Stock is less than $8.00 per share, each share of the Series B Stock will be converted into two shares of Common Stock. If the market price of one share of Common Stock is equal to or greater than $8.00 per share, each share of Pathways' Series B Stock will be converted into one share of Common Stock. At $8.00 per share, the nominal value of the transaction is $1,750,000.

    The Company also signed an agreement in April 2000 to purchase MS Digital, Inc., a privately-held corporation based in Washington that specializes in customized multi-media communications systems. The majority shareholder of MS Digital is Monte Strohl, who is a director and Senior Vice President, Marketing and Sales, of the Company; the other two shareholders are Jay Potts and Gary Baker, both of whom are employees of the Company. The acquisition is a stock-for-stock transaction valued at $3,000,000. MS Digital provides corporate communications, call center information systems integrated with Lucent phone systems, cable television information systems, point-of-sale information systems, interactive kiosks, and multi-media presentations. Major cities in western Washington use MS Digital's call system for their municipal television stations for display of programming schedules, community events, election results, and emergency and general information. Pathways will offer MS Digital's core technologies of multi-media and web presentations to clients interested in high-quality graphics, motion video, and animation, as part of an e-commerce site or point-of-sale system. Pathways also plans to incorporate the call center portion of MS Digital's products into operations of the Company's growing technical and client support department as a way to increase customer service. Many of the large communications companies with which MS Digital works currently utilize card-based products for the marketing and sales of their services. MS Digital's existing relationship with these companies will provide an opportunity for marketing of Pathways' smart card technology to MS Digital's client base.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

Exhibit 3.1   Certificate of Designations for Series A Preferred Stock*
Exhibit 3.2   Certificate of Designations for Series B Preferred Stock
              (filed herewith)
Exhibit 10.1 Agreement of Purchase and Sale of Stock entered into in connection with acquisition of SmartCard Solutions, Inc.
              (filed herewith)
Exhibit 10.2 Agreement of Purchase and Sale of Stock entered into in connection with acquisition of MS Digital, Inc. (filed herewith)
Exhibit 10.3  Agreement with Hawaiian Millenium Commission**
Exhibit 10.4  License Agreement with Proton World International, S.A.*
Exhibit 27    Financial Data Schedule (filed herewith)

------------------------

* Incorporated herein by reference to the exhibit contained in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1999.

** Incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10QSB for the fiscal quarter ended June 30, 1999.

    (b) Reports on Form 8-K

        None.

                            THE PATHWAYS GROUP, INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

Consolidated Balance Sheets.................................    F-2

Consolidated Statements of Operations.......................    F-3

Consolidated Statements of Cash Flows.......................    F-4

Notes to Consolidated Financial Statements..................    F-5

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $    467,087   $    645,065
  Accounts and interest receivable..........................        32,516          5,523
  Inventories...............................................       354,810        338,438
  Prepaid expenses and deposits.............................       280,372        260,664
                                                              ------------   ------------
    Total current assets....................................     1,134,785      1,249,690
Restricted cash.............................................        22,000        272,000
Software, net...............................................       567,053        666,283
Property and equipment, net.................................     1,270,504      1,003,231
Software license............................................     1,000,000      1,000,000
Deposits and other assets...................................        83,146         85,481
                                                              ------------   ------------
    TOTAL ASSETS............................................  $  4,077,488   $  4,276,685
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks, current maturities................  $    116,100   $    108,908
  Accounts payable..........................................       728,890        319,646
  Accrued expenses and deferred revenue.....................       288,709        552,368
  Software license fee payable..............................       700,000        700,000
                                                              ------------   ------------
    Total current liabilities...............................     1,833,699      1,680,922
Notes payable to banks, net of current maturities...........        52,350         60,781
                                                              ------------   ------------
    TOTAL LIABILITIES.......................................     1,886,049      1,741,703
                                                              ------------   ------------
Commitments and Contingencies
MANDITORILY REDEEMABLE PREFERRED STOCK
  Preferred stock, Series A mandatorily redeemable, $.01 par value; 1,000,000 shares authorized; 300,000 shares
    issued and outstanding; Aggregate liquidation preference
    of $3,150,000...........................................     1,703,907      1,489,527
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 15,751,762 issued and outstanding at
    March 31, 2000..........................................       157,518        144,109
Additional paid in capital..................................    32,620,180     30,639,640
Unearned compensation.......................................      (369,886)      (495,833)
Accumulated deficit.........................................   (31,920,280)   (29,242,461)
                                                              ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY..............................       487,532      1,045,455
                                                              ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $  4,077,488   $  4,276,685
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                       FOR THE
                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                               MARCH 31,     MARCH 31,
                                                                 2000          1999
                                                              -----------   -----------
Sales, net..................................................  $    34,882   $     6,252

Direct cost of sales........................................       16,253           304
Selling, general and administrative expenses................    2,062,346     1,458,368
Research and development....................................      236,706       143,185
Amortization of software....................................      118,050       186,358
Depreciation................................................      145,833       116,907
                                                              -----------   -----------
  Total operating expenses..................................    2,579,188     1,905,122
                                                              -----------   -----------
Loss from operations........................................   (2,544,306)   (1,898,870)
Interest income (expense), net..............................       (6,859)       32,061
                                                              -----------   -----------
  NET LOSS..................................................  $(2,551,165)  $(1,866,809)
                                                              ===========   ===========
  Basic and diluted net loss per share......................  $     (0.18)  $     (0.14)
  Shares used in per share calculations.....................   15,358,353    13,565,662

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                       FOR THE
                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                               MARCH 31,     MARCH 31,
                                                                 2000          1999
                                                              -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(2,551,165)  $(1,866,809)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation............................................      145,833       116,907
    Amortization of software................................      118,049       186,358
    Amortization of unearned compensation...................       38,447
    Effects of changes in operating assets and liabilities:
      Accounts and interest receivable......................      (26,993)       19,373
      Inventories...........................................      (16,372)       (6,791)
      Prepaid expenses and deposits.........................      (19,708)       45,585
      Other assets..........................................        1,262       (13,279)
      Accounts payable......................................      409,244        26,887
      Accrued expenses......................................     (263,660)     (606,185)
                                                              -----------   -----------
        Net cash used in operating activities...............   (2,165,063)   (2,097,954)
                                                              -----------   -----------
Cash flows from investing activities:
  Capital expenditures......................................     (413,104)      (70,165)
  Capitalized software development costs....................      (17,747)      (88,831)
  Restricted Cash...........................................      250,000             0
  Other assets..............................................            0             0
                                                              -----------   -----------
        Net cash used in investing activities...............     (180,851)     (158,996)
                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from issuing common stock........................    2,169,174             0
  Principal payments on notes payable to banks..............       (1,238)     (144,036)
                                                              -----------   -----------
        Net cash used in financing activities...............    2,167,936      (144,036)
                                                              -----------   -----------
Decrease in cash and cash equivalents.......................     (177,978)   (2,400,986)
Cash and cash equivalents, beginning of year................      645,065     4,628,544
                                                              -----------   -----------
Cash and cash equivalents, end of period....................  $   467,087   $ 2,227,558
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. UNAUDITED INTERIM FINANCIAL INFORMATION

    The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the periods ended March 31, 2000 and 1999 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its annual report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

    Management has made the following arrangements to obtain sufficient funds to satisfy the Company's cash requirements:

    - As previously announced, the Company has engaged an investment banking firm to conduct a best efforts basis offering of shares of the Company's common stock for gross proceeds of up to $15,000,000. The offering requires the filing of a registration statement and registration of a sufficient number of shares of the Company's common stock to cover the shares to be issued under the offering. The purchase price of the shares to be sold under the offering will be 90% of average daily prices as defined in the agreement.

    - In addition, the investment bank has offered a $1,500,000 bridge loan to be funded on a best efforts basis.

    - The President and Chief Executive Officer of the Company has committed to provide the Company with his personal guarantee of up to $3,000,000 to support bank loans to the Company. The President will be provided common stock warrant coverage equal to 25% of the value committed under the guarantee. Presently, bank loans have been applied for but are not yet completed.

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

3. INVENTORIES

    Inventories consisted of the following:

                                                        MARCH 31,    DECEMBER 31,
                                                           2000          1999
                                                        ----------   -------------
Smart cards and related packaging.....................   $ 74,705      $ 74,705
Smart card terminals and computer hardware............     73,837        72,840
Assembled unattended kiosks and components............    206,268       190,893
                                                         --------      --------
                                                         $354,810      $338,438
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

    It is reasonably possible that the estimates of anticipated future gross revenues and the remaining estimated economic lives used to calculate depreciation and amortization of the Company's long lived assets and software and license may be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs ($567,053) may be reduced entirely in the near term. In addition, the carrying amount of long-lived assets may be reduced materially in the near term.


5. CAPITAL STOCK TRANSACTIONS

COMMON STOCK

    In November 1999, the Company sold 845,200 shares of common stock through a private placement at $2.73 per share. The net proceeds from the offering were $2,151,675.

    In the first quarter of 2000, the Company sold 1,340,900 shares of common stock through a private placement at prices ranging from $1.75 per share to $2.50 per share. The net proceeds from the offering were $2,169,174.

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

    In accordance with generally accepted accounting principles, the Company has allocated the proceeds from the sale of preferred stock between the common stock warrants issued and the redeemable preferred stock based on their relative fair market values. Accordingly, the Company has recorded $1,445,244 as discount on preferred stock and as additional paid in capital. In addition, the Company has recorded the estimated fair value of warrants issued for investment banking services of $253,681 as offering costs of preferred stock and additional paid in capital. The difference between the recorded amount of preferred stock and the amount mandatorily redeemable on December 31, 2001 is being amortized through periodic accretion, using the effective interest method, which increases preferred stock and reduces additional paid in capital. The following table summarizes the recording of the sale of redeemable preferred stock and the balance as of March 31, 2000:

Gross proceeds..............................................  $ 3,000,000
  Discounts recorded on preferred stock.....................   (1,445,244)
  Cash paid for offering costs..............................      (53,137)
  Value of warrants issued for investment banking fee.......     (253,681)
                                                              -----------
Preferred stock at issuance.................................  $ 1,247,938
                                                              ===========
Preferred stock balance at December 31, 1999................  $ 1,489,527
Accretion of preferred stock................................      139,380
Dividends Payable...........................................       75,000
                                                              -----------
Preferred stock balance at March 31, 2000...................  $ 1,703,907
                                                              ===========
Paid in Capital.............................................
Increase in paid in capital at December 31, 1999............  $ 1,532,336
Additional warrants issued..................................       51,653
Accretion on preferred stock................................     (139,380)
                                                              -----------
Net increase in paid in capital at March 31, 2000...........  $ 1,444,609
                                                              ===========

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                 FOR THE              FOR THE
                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2000       MARCH 31, 1999
                                                            ------------------   ------------------
Cash paid for interest....................................       $ 18,108              $9,143
Non-cash transactions:
  Accretion of mandatorily redeemable preferred stock.....        139,380                   0
  Amortization of unearned compensation...................         38,447                   0
  Dividends in kind shares on Series A Preferred Stock....         75,000                   0
  Reversal of unearned compensation.......................         87,500

7. BANK AGREEMENTS

    In 1997, the Company entered into a master lease agreement with a Bank which provided up to $400,000 of credit to the Company for the lease of certain computer and office equipment and furniture for a period of 34 months, and which contains an option to acquire the equipment at the end of the lease term. The lease provisions require the Company to maintain $200,000 in a certificate of deposit at the bank as collateral for the lease and to deposit additional funds if the Company's available cash and cash equivalents are not maintained above $850,000. In June 1999, the Company amended its lease agreement with the Bank. Under the revised agreement, the Bank reduced its minimum cash requirement from $850,000 to $250,000, and the Company deposited an additional $50,000 in a certificate of deposit with the Bank as additional collateral for the lease agreement. In
March 2000, the Company terminated this lease obligation and purchased the assets underlying the lease for $209,742. In connection with the termination of the lease the Bank released $40,258 of the Company's deposit.

8. NET LOSS PER SHARE

    Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," requires the presentation of basic and diluted earnings
(loss) per share for all periods presented.

    In accordance with SFAS No.128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per share are the same for all periods presented because impact of common stock equivalents is antidilutive.

    A reconciliation of net loss used in the calculation of basic and diluted net loss per share is as follows:

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2000        MARCH 31, 1999
                                                            ------------------   ------------------
Net loss..................................................     $(2,551,165)         $(1,866,809)
Accretion of mandatorily redeemable preferred stock.......        (139,380)                  --
Preferred stock dividends in kind.........................         (75,000)                  --
Preferred stock dividends - warrants......................         (51,653)
Net loss for common stock.................................     $(2,817,198)         $(1,866,809)
Weighted average shares of common stock outstanding
  (shares used in computing basic and diluted net loss per
  share)..................................................      15,358,353           13,565,662
Basic and diluted net loss per share......................     $     (0.18)         $     (0.14)

9. SOFTWARE LICENSE AGREEMENT

    In May 1999, the Company entered into a License Agreement (the "Agreement") with Proton World International S.A. As of March 31, 2000 licensing fees of $1,000,000 have been capitalized as Software License in the balance sheet. This amount include $925,000 of license fees and $75,000 of implied maintenance fees. Of this $1,000,000, $300,000 was due and paid at the time of the signing of the agreement. The remaining balance of the licensing fees are payable upon the initiation of a pilot project and upon the rollout of the project as defined in the Agreement.

    The Company's amortization of the $925,000 license fees will be the greater of the straight-line amortization over 2 years, or $0.37 per smart card sold. The amortization of the implied maintenance fees will be straight line over a 6-month period. There was no amortization expense recorded for the three months ended March 31, 2000, as the testing and acceptance of the system had not been completed and the underlying system had not been placed into service.

10. ACQUISITIONS

    The Company recently signed an agreement to acquire SmartCard
Solutions, Inc., a privately held technology services company based in Aspen, Colorado, in a stock-for-stock transaction. The agreement was signed in April 2000.

    In April 2000, the Company signed an agreement to purchase MS
Digital, Inc., a privately held corporation based in Washington that specializes in customized multi-media communications systems. The agreement was signed in April 2000.

                                   SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE PATHWAYS GROUP, INC.

                                       By   /s/ Carey F. Daly II
                                            ----------------------------------
                                            Carey F. Daly II
                                            President, Chief Executive Officer
                                              and Chairman

Date: May 15, 2000