Form 10-Q
period 2000-06-30
PATHWAYS GROUP INC
filed 2000-08-21
CIK 1039759

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  /X/    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2000

  / /    Transition report pursuant to Section 13 or 15(d) of the Exchange Act
For the transition period from ________ to __________

Commission file number     000-24119
                       --------------------

                            THE PATHWAYS GROUP, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                                     91-1617556
     ------------------------------                     ------------------
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

           ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            X           No       ________
         -------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by court.

Yes      ________           No       ________

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 17, 2000:
17,485,062 shares of Common Stock, par value $0.01 per share.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  The financial statements for the Company's fiscal quarter ended June 30, 2000 are attached to this Report, commencing at page F-1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. These risks and uncertainties include the rate of market development and acceptance of smart card technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, the ability of the Company to achieve adequate levels of revenue to recover its investment in capitalized software development costs and software licenses, the possibility of significant ongoing capital requirements, and the ability of the Company to secure additional financing as and when necessary. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

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

                  In an effort to obtain funds to satisfy the Company's cash requirements, the Company entered into a financing agreement with Jolson Merchant Partners Group LLC ("Jolson") on June 30, 2000, which provided funds of $650,000 to the Company and a line of credit of $1,350,000.

                  The Company also executed a letter of intent with Upgrade International Corporation ("Upgrade") (OTCBB:UPGD) pursuant to which Upgrade will acquire 100% of the Company in an all-share transaction. The letter of intent provides that the Company and Upgrade are to agree on an interim financing plan. The funds advanced from Upgrade would increase the conversion ratio of Pathway's Common Stock into Upgrade's common stock. Should the merger fail to close, the funds advanced by Upgrade would be converted into debt that will rank PARI PASSU with the funds borrowed from Jolson. Through August 15, 2000, Upgrade has advanced an aggregate of $735,000 to the Company.

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

                  The Company was organized in 1993 as a Washington corporation whose operations are the successor to Pathways International, Ltd., which was incorporated in Washington in June 1988. The Company reincorporated in Delaware in May 1997. The Company's executive offices are located at 14201 NE 200th Street, Woodinville, Washington 98072, and its telephone number is (425) 483-3411. The Company also has a sales, marketing and research and development office located at 1221 North Dutton Avenue, Santa Rosa, California 95401. A sales and marketing office is located at Grosvenor Center, 2500 Makai Tower, 733 Bishop Street, Honolulu, Hawaii 96813. The Company also formed The Pathways Group GmbH, a corporation organized under the laws of the Republic of Austria, which is to have offices located in Vienna. The Company does not currently have any active operations in Austria.

                  The Company signed an agreement in April 2000 to acquire SmartCard Solutions, Inc., a privately held technology services company based in Aspen, Colorado, in a stock-for-stock transaction. SmartCard Solutions has developed an information management system that facilitates point-of-sale ticketing and season passes for resorts, advanced sales, retail and rental purchasing (including inventory control and back office auditing), financial reporting and access control. The system is currently in use at several prominent Rocky Mountain resort areas where approximately 3.5 million transactions per season are processed. As consideration for the acquisition of Smart Card Solutions, the Company has agreed to issue up to 1,900,000 shares of its Common Stock upon completion of the closing conditions at a price of $1.00 per share. The acquisition closed on August 21, 2000.

                  The Company also signed an agreement in April 2000 to purchase MS Digital, Inc., a privately-held corporation based in Washington that specializes in customized multi-media communications systems. The acquisition is a stock-for-stock transaction in which the

Company has agreed to issue 2,425,000 shares of Common Stock. The Company has already issued 1,200,000 shares at $1.25 per share; the remaining 1,225,000 shares, which will be issued at $1.22 per share, still have not been issued, but the Company expects that it will do so shortly. The majority shareholder of MS Digital is Monte Strohl, who is a director and Senior Vice President, Marketing and Sales, of the Company; the other two shareholders are Jay Potts and Gary Baker, both of whom are employees of the Company. This transaction was approved by the disinterested members of the Board of Directors of the Company. MS Digital provides corporate communications, call center information systems integrated with Lucent phone systems, cable television information systems, point-of-sale information systems, interactive kiosks, and multi-media presentations. Major cities in western Washington use MS Digital's call system for their municipal television stations for display of programming schedules, community events, election results, and emergency and general information. Pathways will offer MS Digital's core technologies of multi-media and web presentations to clients interested in high-quality graphics, motion video, and animation, as part of an e-commerce site or point-of-sale system. Pathways also plans to incorporate the call center portion of MS Digital's products into operations of the Company's growing technical and client support department as a way to increase customer service. Many of the large communications companies with which MS Digital works currently utilize card-based products for the marketing and sales of their services. MS Digital's existing relationship with these companies will provide an opportunity for marketing of Pathways' smart card technology to MS Digital's client base. The acquisition closed on August 7, 2000.

                  The Company executed a letter of intent with Upgrade on July 11, 2000, pursuant to which Upgrade will acquire 100% of the Company in an all-share transaction. Upgrade proposes that each stockholder of the Company receive one share of Upgrade common stock for each 14.3 shares of Company common stock held by such stockholder, subject to certain adjustments based on cash advances by Upgrade to the Company during the pendency of the merger. The acquisition is subject to the negotiation of a definitive merger agreement, the receipt of all regulatory approvals and stockholder approval.

                  RESULTS OF OPERATIONS

                  REVENUES. The Company has generated limited revenues from operations to date as it has continued to develop and market its smart card systems. The Company believes it will continue to report minimal revenues until additional significant contracts are signed or until the existing contracts, discussed below, proceed through the pilot stage to a full rollout. Revenues generated in the three-month and six-month periods ended June 30, 2000 primarily relate to smart card sales, credit card processing fees and maintenance fees and revenues from equipment leasing. Revenues in 1999 were related primarily to credit card processing fees. Revenues increased $11,212 or 22% for the three months ended June 30, 2000, compared to the corresponding period in 1999, due to the revenue being generated by the Funtastic Traveling Shows. Revenues increased $39,842, or 69%, for the six months ended June 30, 2000 compared to the same period in 1999, due to an increase in smart card sales of $42,000 and equipment leasing revenues of $18,183.

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

                  In May 1999, the Company entered into a License Agreement with Proton World International, S.A. of Brussels, Belgium. The Company intends to incorporate this technology into its core product offerings, which will require substantial investments in the following: up front licensing fees; ongoing royalty fees; expenditures on training, certification, maintenance and support services; expansion of computer hardware at its transaction processing centers; and additional technical and marketing staff to capitalize on the market opportunity the Company believes has been created as a result of the License Agreement.

                  In July 1999, the Company signed agreements with the State of Hawaii Millennium Commission to design, develop and maintain the official website for its Hawaii millennium celebration, and to be the official transaction processor for the transactions over the website. In addition, the Company will issue commemorative smart cards to be used for discounts, promotions and ticketing to special events.

                  In August 1999 the Company signed an agreement with Funtastic Travelling Shows, one of the largest carnival operators in the United States, to implement a smart card system that removes all cash from the midway. In October 1999, the Company sold 5,000 smart cards ($20,000) to Funtastic and successfully installed and operated the system at a carnival in San Bruno, California. Based upon the success of this pilot, the Company and Funtastic agreed to a limited rollout to three additional venues in November 1999. In January 2000, the Company signed an additional contract with Funtastic for the sale of 4,000 additional smart cards, the rental of thirty-eight terminals, and monthly maintenance fees for the terminals. In June 2000, the Company signed another contract with Funtastic for the sale of 14,000 additional smart cards, the rental of nine printers, seventy-five terminals, and a charge per transaction.

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

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $605,704 or 40% during the three months ended June 30, 2000, and increased $1,209,682 or 41% during the six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase experienced in the first six months is primarily the result of an increase in payroll. The Company had 53 full-time employees at June 30, 2000, as compared to 54 on June 30, 1999, and 63 at the end of 1999. The increase is due largely to the hiring of certain key senior managers in November 1999, which the Company believes will improve the Company's strategic position. The increase is also due to the renewal of employment contracts with the Company's Chief Executive Officer and Executive Vice President, both of whom received salary increases that the Company believes compensates these executives adequately in light of the commitment they have made to the Company.

                  Rent, office and facility expenses increased $13,838, or 7%, during the three months ended June 30, 2000, and increased $13,521,or 3%, during the six months ended June 30, 2000, as compared to the corresponding period in 1999. Marketing, selling and travel related expenses increased $24,802, or 9%, during the three months ended June 30, 2000, and increased $131,567, or 30%, during the six months ended June 30. This increase was primarily due to the Company's marketing activities in Europe. Professional and public company related expenses increased $110,462, or 79%, during the three months ended June 30, 2000, and increased $133,668, or 58%, during the six months ended June 30. This increase was due to an increase in SEC filings and the related services of our auditors and SEC lawyers in connection with the completion of these filings. Other selling, general and administrative costs increased $87,680, or 53%, during the three months ended June 30, 2000, and increased $146,043, or 47%, during the six months ended June 30. This increase was primarily due to increased investor relations costs.

                  The level of selling, general and administrative costs is expected to continue to increase, although at a reduced rate, as a result of ongoing marketing and customer support activities, and an increase in the number of operating and technical personnel necessary to support the Company's expected sales, product development, and customer support activities.

                  Below is a detail of the changes in selling, general, and administrative expenses in major categories for the three-month and six-month periods ended June 30, 2000 and 1999:


                                                             Increase for the three     Increase for the six
                                                             months ended June 30,      months ended June 30,
                                                             2000 vs. the three         2000 vs. the six months
SG&A Increase attributable to:                               months ended June 30,      ended June 30, 1999
                                                             1999

Payroll and payroll related expenses                         $368,960                   $784,211
Rent, office, and facility (including equipment) expenses    $13,838                    $13,521
Marketing, selling, and travel related expenses              $24,802                    $131,567
Professional and public company related expenses             $110,462                   $133,668
Other SG&A related expenses                                  $87,642                    $146,715
Total Increase in SG&A                                       $605,704                   $1,209,682


                  AMORTIZATION OF SOFTWARE COSTS. Amortization of software costs increased $57,637 in the three months ended June 30, 2000 and decreased $10,671 in the six months ended June 30, 2000, as compared to the same period in 1999. The increase for the three month period is described in the next paragraph. The decrease for the six month period is due to declining balances in software costs and a decrease in the amount capitalized.

                  In accordance with prevailing standards for the accounting for software development costs, the Company would, if it were determined that an impairment of software development costs existed, write-down the value at which such software development costs are carried in the Company's financial statements. Any such write-down, if made, would be reflected as a charge to operations in the period any such impairment was determined and could have a material adverse effect on the Company's financial position and results of operations for such period. The Company believes its capitalized software is impaired, and has written down its capitalized software to what it perceives as its realizable value. The amount of this additional write-down made on June 30, 2000 is $127,422. This amount is included with the amortization of the software costs, netting in an overall decrease of $10,671 compared to the same six month period ended June 30, 1999.

                  DEPRECIATION. Depreciation increased $24,861 for the three-month period ended June 30, 2000, and increased $53,787 for the six-month period ended June 30, 2000, as compared to the same periods in 1999, primarily due to the purchase of assets for $209,743, which were leased, and the purchase of terminals for $104,000, which are to be leased to a customer.

                  INTEREST INCOME (NET). The Company had a net interest expense of $45,909 in the six month period ended June 30, 2000, as compared to a net interest income of $39,043 in the six month period ended June 30, 1999. This decrease is due to the reduction in funds invested during that period and a fee of $35,000 for funding which never materialized.

                  RESEARCH AND DEVELOPMENT. Research and development increased $19,727 in the three-month period ended June 30, 2000, and increased $113,248 in the six-month period ended June 30, 2000, as compared to the same periods in 1999. The increase in 2000 over 1999 reflects increases in programming staff and their related research and development efforts, and expenditures on equipment and software used for testing new product technologies and offerings.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital was $(5,146,272) at June 30, 2000 and $(431,232) at December 31, 1999. The decrease in working capital at June 30, 2000 compared to December 31, 1999 is due to the Company's net loss in the first six months of 2000, the resulting use of cash for operating expenses, the payment of accrued expenses and the exchange of mandatorily redeemable preferred stock for Series A Senior Secured Notes due on June 30, 2001.

                  The Company's capital expenditures for the six months ended June 30, 2000 increased $323,005 compared to the same period in 1999. The increase for the six months ended June 30, 2000 is primarily due to the purchase of assets for $209,742, which were leased, and the purchase of terminals for $104,000, which are to be leased to a customer. The Company expects continued investments in capital expenditures for increased personnel and transaction processing infrastructure to support more complex operations and high volumes.

                  The Company closed a secured credit financing agreement with Jolson Merchant Partners Group, LLC on June 30, 2000 that provided the
Company with immediately available funds of $650,000 upon closing and $1,350,000 in funds through a line of credit; the Company is entitled to draw under the line of credit upon achieving certain milestones. Through August
15, 2000, the Company has borrowed an aggregate of $1,150,000 under the Jolson credit facility. The financing agreement requires that $200,000 under the line of credit be reserved for interest payments. Hence, the available line of credit is now $650,000. The Company has issued Series A Senior
Secured Notes for the funds advanced under the facility; the notes bear interest at 10% per annum and are due on June 30, 2001. The Company may prepay the notes without penalty. The Company also issued warrants in connection with the financing; to date, the Company has issued to Jolson warrants to acquire an aggregate of 1,501,667 shares of Common Stock; the warrants are immediately exercisable and expire after three years. The strike price of the warrants is $0.65 per share.

                  As part of the financing agreement with Jolson, the holders of the outstanding shares of Series A Preferred Stock agreed to exchange their shares of Series A Preferred Stock for Series A Senior Secured Notes. The Company issued Series A Senior Secured Notes in the aggregate amount of $3,225,000 in exchange for the Series A Preferred Stock.

                  The letter of intent with Upgrade provides that the Company and Upgrade are to agree on terms to provide interim financing for the Company between the time when the merger agreement is executed and the closing of the transaction. The letter of intent provides that the conversion ratio of the Company's Common Stock into Upgrade's common stock will be increased based on the funds advanced. Should the merger fail to close, the funds advanced shall be converted to debt, which will rank PARI PASSU with the secured debt payable to Jolson.

                  As previously reported, the Company signed an agreement in March 2000 with an investment banking firm pursuant to which the firm would arrange for a $1.5 million bridge financing and a $15 million equity financing on a best efforts basis. These transactions were never finalized.

                  The Company commenced an offshore offering in November 1999 to non-U.S. investors pursuant to Regulation S of the Securities Act of 1933, as amended, for up to 4,000,000 shares of Common Stock. The Company engaged advice! International GmbH of Vienna, Austria, as placement agent in connection with the offering. As of June 30, 2000, the Company had sold 2,762,700 shares of Common Stock in connection with the offering, with net proceeds to the Company of $5,303,202, at prices ranging from $1.00 to $3.25 per share. The Regulation S offering has been terminated, as no further sales of shares will be made pursuant thereto.

                  The Company has historically relied upon proceeds from the sale or issuance of its common shares and from the issuance of notes payable and lease financing to satisfy its working capital requirements. The Company expects to continue to depend upon debt or equity financing to fund operations and satisfy its working capital needs until it is able to generate significant sales or achieve profitability. There can be no assurance that the Company will achieve sales of the magnitude to generate sufficient cash flow from operations to continue to execute its business plans. In the event the Company is unable to generate significant revenues from the rollout of its current contracts or additional contracts the Company may negotiate, the Company will be required to seek alternative sources of financing to fund its operations. The Company's estimate of its cash requirements and its ability to meet them are forward-looking statements, and there can be no assurance that the Company's cash requirements will be met without additional debt or equity financing. There can be no assurance that, if needed, additional financing will be available on acceptable terms to the Company, if at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  In December 1999, the Securities and Exchange Commission released SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. This pronouncement summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. SAB 101B, an amendment to SAB 101, provides that the Company must implement SAB 101 for its fiscal year ended December 31, 2000. The Company is in the process of reviewing the impact of adoption of SAB 101 on its financial statements.

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

                  - Negotiating and closing the proposed merger with Upgrade

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

                  - The ability of the Company to compete successfully with the other providers of smart cards and smart card services

                  - The ability of the Company to secure additional financing as and when necessary

                  - The ability of the Company to retain the services of its key management, and to attract new members of the management team

                  - The ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products

                  - The ability of the Company to achieve adequate levels of revenue to recover its investment in capitalized software development costs and software licenses

                  For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

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


                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  The Company issued an aggregate of 1,200,000 shares to the shareholders of MS Digital, Inc. on August 7, 2000, as partial consideration for the Company's acquisition of the outstanding shares of capital stock of MS Digital. The three shareholders of MS Digital were Monte Strohl, who is a director and Senior Vice President of the Company, and Jay Potts and Gary Baker, both of whom are also employees of the Company. The Company has agreed to issue an additional 1,225,000 shares as payment of the balance of the consideration for the acquisition. The Company believes the issuance of the shares of Common Stock to these individuals is exempt under Section 4(2) of the Securities Act of 1933, as amended; Mr. Strohl is a director and executive officer of the Company, and Messrs. Potts and Baker are employees of the Company and had access to information needed to conduct any due diligence. The acquisition closed on August 7, 2000.

                  The Company signed an agreement in April 2000 to acquire SmartCard Solutions, Inc., a privately held technology services company based in Aspen, Colorado, in a stock-for-stock transaction. As consideration for the acquisition of Smart Card Solutions, the Company has agreed to issue up to 1,900,000 shares of its Common Stock upon completion of the closing conditions. The Company believes the issuance of the shares of Common Stock as consideration for the acquisition of Smart Card Solutions is exempt under Section 4(2) of the Securities Act of 1933, as amended, based on representations made by the Seller that it is not acquiring the securities with a view to a distribution. The acquisition closed on August 21, 2000.

                  The Company entered into a financing agreement with Jolson Merchant Partners Group LLC ("Jolson"), which closed on June 30, 2000 and provided immediately available funds of $650,000 on closing date and a $1,350,000 line of credit, subject to certain conditions. On the date of closing, the Company issued Series A Senior Secured Notes in the aggregate amount of $650,000 and warrants to acquire 965,000 shares of the Company's Common Stock at a price of $0.65 per share. The Company borrowed additional funds under the line of credit with Jolson on July 14, 2000, and issued additional Series A Senior Secured Notes in the aggregate amount of $700,000 and warrants to acquire 536,667 shares of Common Stock. The Company issued Series A Senior Secured Notes for the funds advanced under the facility; the notes bear interest at 10% per annum and are due on June 30, 2001. The Company may prepay the notes without penalty. The Company also issued warrants in connection with the financing; to date, the Company has issued to Jolson warrants to acquire an aggregate of 1,501,667 shares of Common Stock; the warrants are immediately exercisable and expire after three years. The strike price of the warrants is $0.65 per share.

                  As part of the financing agreement with Jolson, the holders of the outstanding shares of Series A Preferred Stock agreed to exchange their shares of Series A Preferred Stock for Series A Senior Secured Notes. The Company issued Series A Senior Secured Notes in the aggregate amount of $3,225,000 in exchange for the Series A Preferred Stock. Jolson and an affiliate of Jolson were two of the four holders of the outstanding shares of Series A Preferred Stock. In addition, the Company agreed to reprice the exercise price of warrants originally issued in 1999 to the holders of the Series A Preferred Stock from $2.50 per share to $0.65 per share. Carey F. Daly, II, the President and Chief Executive Officer of the Company, also agreed, as a condition of the Jolson financing, to convert funds advanced by him to the Company into equity at $1.00 per share. The Company issued 260,000 Shares of Common Stock to Mr. Daly in satisfaction of $260,000 of such debt.

                  Each holder of the Series A Senior Secured Notes are entitled to vote based on the number of warrants held by such holder. These voting rights are continued from the voting rights granted to such holders when the Series A Preferred Stock and warrants were originally issued in 1999.

                  The Company believes that the issuance of the Series A Senior Secured Notes to Jolson, the exchange of the Series A Preferred Stock for Series A Senior Secured Notes and the issuance of warrants is exempt pursuant to
Section 4(2) of the Securities Act of 1933, as amended. Jolson is an institutional investor, the securities issued in exchange for the Series A Preferred Stock were issued to only to four accredited investors, two of which were Jolson and an affiliate and Jolson, and all of whom had had full access to the Company's senior management to conduct any due diligence prior to acquiring the securities. In addition, the issuance of the 260,000 shares to Mr. Daly is exempt under Section 4(2) of the Securities Act of 1933, as amended, because Mr. Daly is an executive officer of the Company.

                  The Company commenced an offshore offering in November 1999 to non-U.S. investors pursuant to Regulation S of the Securities Act of 1933, as amended, for up to 4,000,000 shares of Common Stock. The Company engaged Advice! International GmbH of Vienna, Austria, as placement agent in connection with the offering. As of June 30, 2000, the Company had sold 2,762,700 shares of Common Stock in connection with the offering, with net proceeds to the Company of $5,303,202, at prices ranging from $1.00 to $3.25 per share. The Regulation S offering has been terminated, as no further sales of shares will be made pursuant thereto. The Company has filed a registration statement with respect to such shares.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  The Company executed a letter of intent with Upgrade International Corporation ("Upgrade") on July 11, 2000, pursuant to which Upgrade will acquire 100% of the Company in an all-share transaction. Upgrade proposes that each stockholder of the Company receive one share of Upgrade common stock for each 14.3 shares of Company common stock held by such stockholder. The acquisition is subject to the negotiation of a definitive merger agreement, the receipt of all regulatory approvals and stockholder approval.

                  The Company signed an agreement in April 2000 to acquire SmartCard Solutions, Inc., a privately held technology services company based in Aspen, Colorado, in a stock-for-stock transaction. SmartCard Solutions has developed an information management system that facilitates point-of-sale ticketing and season passes for resorts, advanced sales, retail and rental purchasing (including inventory control and back office auditing), financial reporting and access control. The system is currently in use at several prominent Rocky Mountain resort areas where approximately 3.5 million transactions per season are processed. As consideration for the acquisition of Smart Card Solutions, the Company has agreed to issue up to 1,900,000 shares of its Common Stock upon completion of the closing conditions.

                  The Company also signed an agreement in April 2000 to purchase MS Digital, Inc., a privately-held corporation based in Washington that specializes in customized multi-media communications systems. The acquisition is a stock-for-stock transaction in which the Company has agreed to issue 2,425,000 shares of Common Stock. The majority shareholder of MS Digital is Monte Strohl, who is a director and Senior Vice President, Marketing and Sales, of the Company; the other two shareholders are Jay Potts and Gary Baker, both of whom are employees of the Company. This transaction was approved by the disinterested members of the Board of Directors of the Company. MS Digital provides corporate communications, call center information systems integrated with Lucent phone systems, cable television information systems, point-of-sale information systems, interactive kiosks, and multi-media presentations. Major cities in western Washington use MS Digital's call system for their municipal television stations for display of programming schedules, community events, election results, and emergency and general information. Pathways will offer MS Digital's core technologies of multi-media and web presentations to clients interested in high-quality graphics, motion video, and animation, as part of an e-commerce site or point-of-sale system. Pathways also plans to incorporate the call center portion of MS Digital's products into operations of the Company's growing technical and client support department as a way to increase customer service. Many of the large communications companies with which MS Digital works currently utilize card-based products for the marketing and sales of their services. MS Digital's existing relationship with these companies will provide an opportunity for marketing of Pathways' smart card technology to MS Digital's client base.

                  The Company executed a letter of intent with Upgrade International Corporation ("Upgrade") on July 11, 2000, pursuant to which Upgrade will acquire 100% of the Company in an all-share transaction. Upgrade proposes that each stockholder of the Company receive one share of Upgrade common stock for each 14.3 shares of Company common stock held by such stockholder. The acquisition is subject to the negotiation of a definitive merger agreement, the receipt of all regulatory approvals and stockholder approval.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit 3.1 Certificate of Designations for Series A Preferred Stock (1)
                           Exhibit 10.1 Agreement of Purchase and Sale of Stock entered into in connection with acquisition of SmartCard
                                               Solutions, Inc. (2)

                           Exhibit 10.2 [Amendment No. 1 to Agreement of Purchase and Sale of Stock (filed herewith)]
                           Exhibit 10.3 Agreement of Purchase and Sale of Stock entered into in connection with acquisition of MS Digital, Inc. (2)
                           Exhibit 10.4 Waiver and Consent to Agreement of Purchase and Sale of Stock
                                               executed by Monte P. Strohl
                                               (filed herewith)
                           Exhibit 10.5 Agreement with Hawaiian Millenium Commission (1)
                           Exhibit 10.6 License Agreement with Proton World International, S.A. (3)
                           Exhibit 10.7 Financing Agreement between the Company, Carey F. Daly, II,
                                               Jolson Merchant Partners Group,
                                               LLC and Harvest Opportunity
                                               Partners LP (filed herewith)
                           Exhibit 10.8        First Amendment to Financing
                                               Agreement
                           Exhibit 10.9        Security Agreement between the
                                               Company, Jolson Merchant Partners
                                               Group LLC and Harvest Opportunity
                                               Partners LP (filed herewith)
                           Exhibit 10.10       Form of Series A Senior Secured
                                               Note issued to Jolson Merchant
                                               Partners LLC and the holders of
                                               Series A Preferred Stock(filed
                                               herewith)
                           Exhibit 10.11 Form of Amended and Restated Warrant (represents the warrants issued to Jolson Merchant
                                               Partners Group LLC pursuant to
                                               the Financing Agreement and the
                                               warrant issued in connection with
                                               the repricing of the warrants
                                               held by the holders of the Series
                                               A Preferred Stock)
                           Exhibit 10.12 Pathways Midway-Cash Card System Agreement, between The Pathways Group, Inc., and Funtastic Rides Company Inc. (filed herewith)
                                               (Certain portions of this Exhibit
                                               have been omitted based upon a
                                               request for confidential
                                               treatment pursuant to Rule 24B-2
                                               under the Securities Exchange Act
                                               of 1934, as amended. Omitted
                                               portions have been filed
                                               separately with the Securities
                                               and Exchange Commission)
                           Exhibit 10.13       Amendment # 1, dated
                                               February 14, 2000, to Pathways
                                               Midway Cash Card Agreement
                                               (filed herewith)
                           Exhibit 10.14 Amendment #2, dated June 5, 2000 to Pathways Midway Cash Card
                                               Agreement (filed herewith)
                                               (Certain portions of this Exhibit
                                               have been omitted based upon a
                                               request for confidential
                                               treatment pursuant to Rule 24B-2
                                               under the Securities Exchange
                                               Act of 1934, as amended. Omitted
                                               portions have been filed
                                               separately with the Securities
                                               and Exchange Commission)
                           Exhibit 10.15 Amendment #3, Dated July 11, 2000 to Pathways Midway Cash Card
                                               Agreement (filed herewith)
                                               (Certain portions of this Exhibit
                                               have been omitted based upon a
                                               request for confidential
                                               treatment pursuant to Rule 24B-2
                                               under the Securities Exchange Act
                                               of 1934, as amended. Omitted
                                               portions have been filed
                                               separately with the Securities
                                               and Exchange Commission)
                           Exhibit 10.16 Letter of intent with Upgrade International Corporation (filed herewith)
                           Exhibit 27          Financial Data Schedule (filed
                                               herewith)


         (1) Incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1999.

         (2) Incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 2000.

         (3) Incorporated herein by reference to the exhibit contained in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1999.

                  (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K on July 13, 2000 that reported the proposed merger with Upgrade International Corporation.

                            THE PATHWAYS GROUP, INC.

        Index to Condensed Consolidated Financial Statements (Unaudited)
                   for the Fiscal Quarter Ended June 30, 2000

Condensed Consolidated Balance Sheets                                  F-2

Condensed Consolidated Statements of Operations                        F-3

Condensed Consolidated Statements of Cash Flows                        F-4

Notes to Condensed Consolidated Financial Statements                   F-5

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                       ASSETS

                                                                                                JUNE 30,     DECEMBER 31,
                                                                                                    2000             1999
                                                                                                    ----             ----
Current assets:

         Cash and cash equivalents                                                              $239,560         $645,065
         Accounts receivable                                                                      66,638            5,523
         Inventories                                                                             391,288          338,438
         Prepaid expenses and deposits                                                           814,234          260,664
                                                                                                 -------          -------
                  Total current assets                                                         1,511,720        1,249,690

Restricted cash                                                                                   22,000          272,000
Software, net                                                                                    359,654          666,283
Property and equipment, net                                                                    1,140,282        1,003,231
Software license                                                                               1,000,000        1,000,000
Deposits and other assets                                                                        163,929           85,481
                                                                                                 -------           ------
                  TOTAL ASSETS                                                                $4,197,585       $4,276,685
                                                                                              ==========       ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Notes payable to banks, current maturities                                           $4,096,066         $108,908
         Accounts payable                                                                      1,572,800          319,646
         Accrued expenses and deferred revenue                                                   289,126          552,368
         Software license fee payable                                                            700,000          700,000
                                                                                                 -------          -------
                  TOTAL CURRENT LIABILITIES                                                    6,657,992        1,680,922

Notes payable to banks, net of current maturities                                                 19,397           60,781
                                                                                                  ------           ------
                  TOTAL LIABILITIES                                                            6,677,389        1,741,703
                                                                                               ---------        ---------
Commitments and Contingencies
MANDITORILY REDEEMABLE PREFERRED STOCK
  Preferred stock, Series A mandatorily redeemable, $.01 par value;
  1,000,000 shares authorized; 300,000 shares issued and none  outstanding;
                                                                                                       0        1,489,527
                                                                                                       -        ---------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;  50,000,000 shares authorized;
      16,315,062 issued and outstanding at June 30, 2000.                                        163,151          144,109
Common Stock Warrants from Financing                                                             563,135                0
Common Stock Warrants Issued as Dividends                                                         57,758                0
Additional paid in capital                                                                    31,841,538       30,639,640
Unearned compensation                                                                           (334,091)        (495,833)
Accumulated deficit                                                                          (34,771,295)     (29,242,461)
                                                                                            ------------     ------------
         TOTAL STOCKHOLDERS' EQUITY                                                           (2,479,804)       1,045,455
                                                                                             -----------        ---------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $4,197,585       $4,276,685
                                                                                              ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                  JUNE 30, 2000       JUNE 30, 1999
                                                                                  -------------       -------------
Sales, net                                                                           $   62,610           $  51,397



Direct cost of sales                                                                     51,847              10,181
Selling, general and administrative expenses                                          2,121,354           1,515,650
Research and development                                                                228,768             209,041
Amortization of software                                                                248,833             191,196
Depreciation                                                                            142,668             117,807
                                                                                        -------             -------
         Total operating expenses                                                     2,793,470           2,043,875
                                                                                      ---------           ---------
Loss from operations                                                                 (2,730,860)         (1,992,478)
Interest income (expense), net                                                          (39,050)              7,341
                                                                                       --------               -----
         NET LOSS                                                                 $  (2,769,910)       $ (1,985,137)
                                                                                  =============       =============
         Basic and diluted net loss per share                                       $     (0.27)          $   (0.15)

         Shares used in per share calculations                                       15,994,185          13,565,662


                                                                                   FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30, 2000       JUNE 30, 1999
                                                                                  -------------       -------------

Sales, net                                                                           $   97,492           $  57,649
Direct cost of sales                                                                     68,100              10,485
Selling, general and administrative expenses                                          4,183,700           2,974,018
Research and development                                                                465,474             352,226
Amortization of software and intangibles                                                366,883             377,554
Depreciation                                                                            288,501             234,714
                                                                                        -------             -------
         Total operating expenses                                                     5,372,658           3,948,997
                                                                                      ---------           ---------
Loss from operations                                                                 (5,275,166)         (3,891,348)

Interest income (expense), net                                                          (45,909)             39,403
                                                                                       --------              ------
         NET LOSS                                                                  $ (5,321,075)       $ (3,851,945)
                                                                                  =============       =============
         Basic and diluted net loss per share                                        $    (0.46)          $   (0.28)

         Shares used in per share calculations                                       15,479,565          13,565,662

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30, 2000       JUNE 30, 1999
                                                                                    -------------       -------------
Cash flows from operating activities:

         Net loss                                                                    $(5,321,075)        $(3,851,945)
Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation                                                           288,501             234,714
                  Amortization of software                                               366,883             377,554
                  Amortization of unearned compensation                                   74,243
                  Effects of changes in operating assets and liabilities:
                           Accounts receivable                                           (61,115)            (40,516)
                           Inventories                                                   (52,850)             (5,430)
                           Prepaid expenses and deposits                                   9,565              74,279
                           Accounts payable                                            1,239,441             172,738
                           Accrued expenses                                             (263,243)           (644,840)
                                                                                        ---------           ---------

                  Net cash used in operating activities                               (3,719,650)         (3,683,446)
                                                                                      -----------         -----------

Cash flows from investing activities:
         Capital expenditures                                                           (425,552)           (102,547)
         Capitalized software development costs                                          (58,107)           (135,111)
         Restricted Cash                                                                 250,000             (50,000)
         Software license                                                                                    (30,000)
         Other assets                                                                    (80,595)            (12,646)
                                                                                               -            --------

                  Net cash used in investing activities                                 (314,254)           (330,304)
                                                                                       ---------           ---------

Cash flows from financing activities:
         Proceeds from issuing common stock                                            2,647,624                   0
         Proceeds from stockholder loans                                                 360,000                   0
         Proceeds from series A senior secured notes                                     650,000                   0
         Principal payments on notes payable to banks                                    (29,225)           (287,957)
                                                                                         -------           ---------

                  Net cash used in financing activities                                3,628,399            (287,957)
                                                                                        ---------          ---------

Decrease in cash and cash equivalents                                                   (405,505)         (4,301,707)
Cash and cash equivalents, beginning of year                                             645,065           4,628,544
                                                                                         -------           ---------

Cash and cash equivalents, end of period                                                $239,560            $326,837
                                                                                        ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1.       UNAUDITED INTERIM FINANCIAL INFORMATION

                  The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the periods ended June 30, 2000 and 1999 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its annual report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

                  In an effort to obtain funds to satisfy the Company's cash requirements, the Company entered into a financing agreement with Jolson Merchant Partners Group LLC ("Jolson") on June 30, 2000, which provided funds of $650,000 to the Company and a line of credit of $1,350,000.

                  The Company also executed a letter of intent with Upgrade International Corporation ("Upgrade") (OTCBB:UPGD) pursuant to which Upgrade will acquire 100% of the Company in an all-share transaction. The letter of intent provides that the Company and Upgrade are to agree on an interim financing plan. The funds advanced from Upgrade would increase the conversion ratio of Pathway's Common Stock into Upgrade's common stock. Should the merger fail to close, the funds advanced by Upgrade would be converted into debt that will rank PARI PASSU with the funds borrowed from Jolson. As of August 15, 2000, Upgrade has advanced an aggregate of $735,000 to the Company.

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

3.       INVENTORIES

                  Inventories consisted of the following:

                                                                         JUNE 30, 2000         DECEMBER 31, 1999
                                                                         -------------         -----------------

         Smart cards and related packaging                                     $74,705                   $74,705
         Smart card terminals and computer hardware                             94,211                    72,840
         Assembled unattended kiosks and components                            222,372                   190,893
                                                                               -------                   -------
                                                                              $391,288                  $338,438
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

                  It is reasonably possible that the estimates of anticipated future gross revenues and the remaining estimated economic lives used to calculate depreciation and amortization of the Company's long lived assets and software and license may be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs ($487,075) may be reduced entirely in the near term. In addition, the carrying amount of long-lived assets may be reduced materially in the near term.

5.       CAPITAL STOCK TRANSACTIONS

COMMON STOCK

                  In November 1999, the Company sold 845,200 shares of common stock through a private placement at $2.73 per share. The net proceeds from the offering were $2,151,675.

                  In the first two quarters of 2000, the Company sold 1,644,200 shares of common stock through a private placement at prices ranging from $1.00 per share to $2.50 per share. The net proceeds from the offering were $2,647,624.

                  In the second quarter of 2000, the President and Chief Executive Officer converted a loan of $260,000 to 260,000 shares of common stock at $1.00 per share.

6.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                               FOR THE                FOR THE
                                                                           SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                            JUNE 30, 2000          JUNE 30, 1999
                                                                            -------------          -------------
        Cash paid for interest                                                 $ 58,378               $ 17,509

        Non-cash transactions:
           Accretion of mandatorily redeemable preferred stock                  292,494                      0
           Additional accretion of manditorily redeemable
             preferred stock in connection with exchange for
             series A senior secured notes                                    1,292,979                      0
           Amortization of unearned compensation                                 74,243                      0
           Reversal of unearned compensation                                     87,500                      0
           Dividends in kind shares on Series A Preferred Stock                 150,000                      0
         Issuance of common stock warrants in connection
             with preferred stock dividends                                      57,758                      0
         Issuance of common stock warrants in connection
             with exchange of manditorily redeemable preferred
             stock for series A senior secured notes                            563,135                      0
           Exchange of Stockholder loan for common stock                        260,000                      0



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

                  A reconciliation of net loss used in the calculation of basic and diluted net loss per share is as follows:

                                                                     Three months   Three months     Six months      Six months
                                                                    ended June 30, ended June 30,   ended June 30,   ended June 30,
                                                                         2000            1999          2000            1999
                                                                    --------------  --------------  -------------   -------------
Net loss                                                            $ (2,769,910)   $ (1,985,137)   $ (5,321,075)   $ (1,985,137)
Accretion of mandatorily redeemable preferred stock                     (153,114)              0        (292,494)              0
Preferred stock dividends in kind                                        (75,000)              0        (150,000)              0
Preferred Stock dividends - warrants                                      (6,105)              0         (57,758)              0
Preferred Stock Dividend - conversion from preferred stock to debt    (1,292,979)              0      (1,292,979)              0
Net loss for common stock                                           $ (4,297,108)   $ (1,985,137)   $ (7,114,306)   $ (1,985,137)
Weighted average shares of common stock outstanding (shares used in   15,994,185      13,565,662      15,479,565      13,565,662
computing basic and diluted net loss per share)
Basic and diluted net loss per share                                   $   (0.27)      $   (0.15)      $   (0.46)      $   (0.15)



9.       SOFTWARE LICENSE AGREEMENT

                  In May 1999, the Company entered into a License Agreement (the "Agreement") with Proton World International S.A. As of June 30, 2000 licensing fees of $1,000,000 have been capitalized as Software License in the balance sheet. This amount include $925,000 of license fees and $75,000 of implied maintenance fees. Of this $1,000,000, $300,000 was due and paid at the time of the signing of the agreement. The remaining balance of the licensing fees are payable upon the initiation of a pilot project and upon the rollout of the project as defined in the Agreement. The term of the agreement is 10 years, and automatically renews for successive periods of five years. The Pilot Launch of the Licensee System was to occur by May, 2000, but is still in progress.
In the event that Proton is unable to complete the Pilot Launch, the Company's deposit of $300,000 is refundable, and the Company will not be obligated for additional payments to Proton. The Roll-Out Launch is to occur 12 months after the occurrence of the Pilot Launch.

                  The Company's amortization of the $925,000 license fees will be the greater of the straight-line amortization over 2 years, or $0.37 per smart card sold. The amortization of the implied maintenance fees will be straight line over a 6-month period. This amortization will begin on April 1, 2000.

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

11.      SUBSEQUENT EVENT

                  In July, 2000, Upgrade International Corporation signed a letter of intent to acquire 100% of The Pathways Group, Inc. in an all share transaction. Upgrade proposes that the shareholders of The Pathways Group, Inc. receive one Upgrade International Corp share for each 14.3 shares of The Pathways Group, Inc. The acquisition is subject to further negotiation of a definitive agreement and then shareholder approval.

                                    SIGNATURE

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE PATHWAYS GROUP, INC.


                                          By  /s/ Carey F. Daly, II
                                             -----------------------------------
                                              Carey F. Daly, II
                                              President, Chief Executive Officer
                                              and Chairman

Date:    August 21, 2000