Form 10-Q
period 2000-09-30
PATHWAYS GROUP INC
filed 2000-11-14
CIK 1039759

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

/ /      Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number   000-24119
                       -------------

                            THE PATHWAYS GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             91-1617556
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


             14201 N.E. 200TH STREET, WOODINVILLE, WASHINGTON 98072
       ------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (425) 483-3411
       -----------------------------------------------------------------
                (Issuer's telephone number, including area code)



       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2000:
18,710,062 shares of Common Stock, par value $0.01 per share.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The financial statements of The Pathways Group, Inc. and its subsidiaries ("Pathways" or the "Company") for the fiscal quarter ended September 30, 2000 are attached to this Report, commencing at page F-1.

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

         In an effort to obtain funds to satisfy the Company's cash requirements, the Company entered into a financing agreement with Jolson Merchant Partners Group LLC ("Jolson") on June 30, 2000, which provided funds of $650,000 to the Company and a line of credit of $1,350,000. Through November 14, 2000, Jolson has advanced an aggregate of $1,150,000 to the Company.

         The Company also executed a merger agreement on September 8, 2000, with Upgrade International Corporation ("Upgrade") (OTCBB:UPGD) pursuant to which Upgrade is to acquire 100% of the Company in an all-share transaction. The merger agreement provides that Upgrade will provide debt financing to the Company for the period between the date of the merger agreement and the closing of the merger. If the stockholders of the Company approve the merger with Upgrade and the merger closes, the funds advanced from Upgrade will increase the conversion ratio by which the Common Stock of the Company will be converted into common stock of Upgrade. If the stockholders do not approve the merger or the merger does not otherwise close, the funds advanced by Upgrade will remain as debt that will rank PARI PASSU with the funds borrowed from Jolson (discussed above). Through November 14, 2000, Upgrade has advanced an aggregate of $2,230,000 to the Company.

         There can be no assurance that the Company will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets, or seek extended payment terms from its vendors. Such events would materially and adversely affect the Company's financial position and results of operations.

         GENERAL

         The Company designs, markets and services custom smart card applications and services. The Company develops unique solutions for creating and processing data and ensuring secure electronic transactions by utilizing proprietary hardware and application software systems. A key element of the Company's business plan is the processing of transactions associated with its current and prospective smart card installations. The Company also manufactures and markets automated ticketing kiosks that the Company has integrated with its smart card applications.

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

         The Company also signed an agreement in April 2000 to purchase MS Digital, Inc., a privately-held corporation based in Washington that specializes in customized multi-media communications systems. The acquisition is a stock-for-stock transaction in which the Company issued 2,425,000 shares of Common Stock to the shareholders of MS Digital. The Company issued 1,200,000 shares at $1.25 per share and the remaining 1,225,000 shares at $1.22 per share. The majority shareholder of MS Digital is Monte Strohl, who is a director and Senior Vice President, Marketing and Sales, of the Company; the other two shareholders are Jay Potts and Gary Baker, both of whom are employees of the Company. This transaction was approved by the disinterested members of the Board of Directors of the Company. MS Digital provides corporate communications, call center information systems integrated with Lucent phone systems, cable television information systems, point-of-sale information systems, interactive kiosks, and multi-media presentations. Major cities in western Washington use MS Digital's call system for their municipal television stations for display of programming schedules, community events, election results, and emergency and general information. Pathways will offer MS Digital's core technologies of multi-media and web presentations to clients interested in high-quality graphics, motion video, and animation, as part of an e-commerce site or point-of-sale system. Pathways also plans to incorporate the call center portion of MS Digital's products into operations of the Company's growing technical and client support department as a way to increase customer service. Many of the large communications companies with which MS Digital works currently utilize card-based products for the marketing and sales of their services. MS Digital's existing relationship with these companies will provide an opportunity for marketing of Pathways' smart card technology to MS Digital's client base. The acquisition closed on August 7, 2000.

         The Company executed a merger agreement with Upgrade on September 8, 2000, pursuant to which Upgrade will acquire 100% of the Company in an all-share transaction. The merger agreement provides that each stockholder of the Company will receive one share of Upgrade common stock for each 14.3 shares of Company common stock held by such stockholder, subject to certain adjustments based on cash advances by Upgrade to the Company while the merger is pending. The acquisition is subject to the receipt of all regulatory approvals and stockholder approval.

         As reported in the Company's Current Report on Form 8-K that was filed with the Securities and Exchange Commission on October 27, 2000, the Company's independent accountants, PricewaterhouseCoopers LLP, resigned on October 20, 2000. The Company is currently in the process of retaining a new independent accountant, but has not been able to do so at this time. Accordingly, the interim financial statements filed herewith have not been reviewed by an independent accountant.

         RESULTS OF OPERATIONS

         REVENUES. The Company has generated limited revenues from operations to date as it has continued to develop and market its smart card systems. The Company believes it will continue to report minimal revenues until additional significant contracts are signed or until the existing contracts, discussed below, proceed through the pilot stage to a full rollout. Revenues generated in the three-month and nine-month periods ended September 30, 2000 primarily relate to smart card sales, credit card processing fees and maintenance fees and revenues from equipment leasing. Revenues in 1999 were related primarily to credit card processing fees. Revenues increased $29,166 or 53% for the three months ended September 30, 2000, compared to the corresponding period in 1999, due to the revenue being generated by the Funtastic Traveling Shows. Revenues increased $69,008, or 61%, for the nine months ended September

30, 2000 compared to the same period in 1999, due to an increase in smart card sales of $42,000 and equipment leasing revenues of $18,183.

         In late 1997 and during 1998, the Company developed an upgraded version of its unattended kiosk to accommodate acceptance and vending of smart cards and also engineered and developed an indoor kiosk to be utilized as a smart card recharge device. The Company began marketing efforts of its new indoor and outdoor kiosk products in the first quarter of 1999. The Company has also changed its marketing strategy for its unattended kiosks. Previously, the Company leased the kiosks to a customer and collected gross transaction charges of approximately 5% throughout the lease term. The Company's current marketing strategy is to sell the kiosk to a customer for cash and collect ongoing gross transaction fees of approximately 1.75% to 2.00%. The Company believes this model is more profitable and eliminates negative cash flow required to install and sell the kiosk products.

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

         In June 2000, the Company signed a contract with Nietech Corporation to provide transaction processing for an electronic retail coupon program to be conducted by Nietech's "CommunityCoupon.com" division. The CommunityCoupon.com program currently operates a paper-based coupon program that benefits non-profit organizations in Sonoma County, California, when the coupons are redeemed by consumers at participating local merchants. There are currently 200 merchants participating in the CommunityCoupon.com programs, with an anticipated increase in excess of 4,000 merchants by year end.

         In August 2000, the Company signed a contract with Tacoma Public Schools in Tacoma, Washington, to provide the district with a cPortal integrated education/cable solution. The solution gives the district the ability to coordinate dissemination of multi-media content over the cable information system serving the district's more than 50 schools.

         In September 2000, the Company signed a contract to provide cPortal municipal cable television solution to the city of Burien, Washington. The system will give the city the ability to create content for a government access channel over a municipal cable system. The Company also signed a contract with Metaforia, a Montreal-based company, to provide an enterprise-wide ticketing and retail sales system for a virtual reality entertainment center under development by Metaforia in Montreal. The complex is scheduled to open in the fall of 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $224,033, or 15%, during the three months ended September 30, 2000, and increased $1,433,715, or 32%, during the nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase experienced in the first nine months is primarily the result of an increase in payroll. The Company had 50 full-time employees at September 30, 2000, as compared to 55 on September 30, 1999, and 63 at the end of 1999. The increase is due largely to the hiring of certain key senior managers in November 1999, which the Company believes will improve the Company's strategic position. The increase is also due to the renewal of employment contracts with the Company's Chief Executive Officer and Executive Vice President, both of whom received salary increases that the Company believes compensates these executives adequately in light of the commitment they have made to the Company.

         Rent, office and facility expenses increased $1,685, or 1%, during the three months ended September 30, 2000, and increased $15,206, or 2%, during the nine months ended September 30, 2000, as compared to the corresponding period in 1999. Marketing, selling and travel related expenses decreased $25,046, or 13%, during the three months ended September 30, 2000, and increased $106,521, or 17%, during the nine months ended September 30, 2000.

Professional and public company related expenses increased $140,810, or 118%, during the three months ended September 30, 2000, and increased $274,478, or 78%, during the nine months ended September 30, 2000. This increase was due to an increase in SEC filings and the related services of our auditors and SEC lawyers in connection with the completion of these filings. Other selling, general and administrative costs decreased $22,131, or 13%, during the three months ended September 30, 2000, and increased $123,912, or 26%, during the nine months ended June 30. This increase was primarily due to increased investor relations costs.

         The level of selling, general and administrative costs is expected to continue to increase, although at a reduced rate, as a result of ongoing marketing and customer support activities, and an increase in the number of operating and technical personnel necessary to support the Company's expected sales, product development, and customer support activities.

         Below is a detail of the changes in selling, general, and administrative expenses in major categories for the three-month and nine-month periods ended September 30, 2000 and 1999:

                                                        Increase for the three months          Increase for the nine months
                                                         ended 9/30/00 vs. the three            ended 9/30/00 vs. the nine
                                                            months ended 9/30/99                   months ended 9/30/99
SG&A Increase attributable to:
Payroll and payroll related expenses                             $128,715                               $913,598
Rent, office, and facility (including equipment)                   $1,685                                $15,206
expenses
Marketing, selling, and travel related expenses                  $(25,046)                              $106,521
Professional and public company related expenses                 $140,810                               $274,478
Other SG&A related expenses                                      $(22,131)                              $123,912
Total Increase in SG&A                                           $224,033                             $1,433,715

         AMORTIZATION OF SOFTWARE COSTS. Amortization of software costs decreased $107,107 in the three months ended September 30, 2000, and decreased $117,778 in the nine months ended September 30, 2000, as compared to the same period in 1999. The decrease is due to declining balances in software costs and a decrease in the amount capitalized.

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

         DEPRECIATION. Depreciation increased $12,663 for the three-month period ended September 30, 2000, and increased $66,450 for the nine-month period ended September 30, 2000, as compared to the same periods in 1999, primarily due to the purchase of assets for

$209,742, which were leased, and the purchase of terminals for $104,000, which are to be leased to a customer.

         OTHER INCOME (EXPENSE). The Company had a net interest expense of $366,065 in the nine month period ended September 30, 2000, as compared to a net interest income of $36,703 in the nine month period ended September 30, 1999. This decrease is due to the reduction in funds invested during that period, a fee of $35,000 for funding which never materialized, and an increase in interest and loan fee expenses. Other expenses also increased due to revaluing the assets and goodwill of MS Digital and SmartCard Solutions. The amounts of these expenses at September 30, 2000 are $56,185 for assets and $149,620 for goodwill.

         RESEARCH AND DEVELOPMENT. Research and development increased $17,194 in the three-month period ended September 30, 2000, and increased $130,442 in the nine-month period ended September 30, 2000, as compared to the same periods in 1999. The increase in 2000 over 1999 reflects increases in programming staff and their related research and development efforts, and expenditures on equipment and software used for testing new product technologies and offerings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $(6,544,788) at September 30, 2000, and $(431,232) at December 31, 1999. The decrease in working capital at September 30, 2000, compared to December 31, 1999 is due to the Company's net loss in the first nine months of 2000, the resulting use of cash for operating expenses, the payment of accrued expenses and the exchange of mandatorily redeemable preferred stock for Series A Senior Secured Notes due on June 30, 2001.

         The Company's capital expenditures for the nine months ended September 30, 2000, increased $216,161 compared to the same period in 1999. The increase for the nine months ended September 30, 2000, is primarily due to the purchase of assets for $209,742, which were leased, and the purchase of terminals for $104,000, which are to be leased to a customer. The Company expects continued investments in capital expenditures for increased personnel and transaction processing infrastructure to support more complex operations and high volumes.

         The Company closed a secured credit financing agreement with Jolson Merchant Partners Group LLC on June 30, 2000 that provided the Company with immediately available funds of $650,000 upon closing and $1,350,000 in funds through a line of credit; the Company is entitled to draw under the line of credit upon achieving certain milestones. Through November 14, 2000, the Company has borrowed an aggregate of $1,150,000 under the Jolson credit facility. The financing agreement requires that $200,000 under the line of credit be reserved for interest payments. Hence, the available line of credit is now $650,000. The Company has issued Series A Senior Secured Notes for the funds advanced under the facility; the notes bear interest at 10% per annum and are due on June 30, 2001. The Company may prepay the notes without penalty. The Company also issued warrants in connection with the financing; to date, the Company has issued to Jolson warrants to acquire an aggregate of 1,501,667 shares of Common Stock; the warrants are immediately exercisable and expire after three years. The strike price of the warrants is $0.65 per share.

         As part of the financing agreement with Jolson, the holders of the outstanding shares of Series A Preferred Stock agreed to exchange their shares of Series A Preferred Stock for Series A Senior Secured Notes. The Company issued Series A Senior Secured Notes in the aggregate amount of $3,225,000 in exchange for the Series A Preferred Stock.

         The signed merger agreement with Upgrade provides that the Company and Upgrade are to agree on terms to provide interim debt financing for the Company between the time when the merger agreement is executed and the closing of the transaction. The merger agreement provides that the conversion ratio of the Company's Common Stock into Upgrade's common stock will be increased based on the funds advanced. Should the merger fail to close, the funds advanced shall remains as debt that will rank PARI PASSU with the secured debt payable to Jolson.

         As previously reported, the Company signed an agreement in March 2000 with an investment banking firm pursuant to which the firm would arrange for a $1.5 million bridge financing and a $15 million equity financing on a best efforts basis. These transactions were never finalized.

         The Company commenced an offshore offering in November 1999 to non-U.S. investors pursuant to Regulation S of the Securities Act of 1933, as amended, for up to 4,000,000 shares of Common Stock. The Company engaged advice! International GmbH of Vienna, Austria, as placement agent in connection with the offering. As of September 30, 2000, the Company had sold 2,762,700 shares of Common Stock in connection with the offering, with net proceeds to the Company of $5,303,202, at prices ranging from $1.00 to $3.25 per share. The Regulation S offering has been terminated, as no further sales of shares will be made pursuant thereto.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements contained in this quarterly report contain "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below and in the Company's periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended, including the Company's annual report on Form 10K for the fiscal year ended December 31, 1999, which has been previously filed with the Securities and Exchange Commission. These risks and uncertainties include, without limitation:

         o        The ability of the Company to continue as a going concern

         o        Closing the proposed merger with Upgrade

         o The rate of market development and acceptance of smart card technology

         o        The unpredictability of the Company's sale cycle

         o The limited revenues and significant operating losses generated to date

         o        The possibility of significant ongoing capital requirements

         o        The loss of any significant customer

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

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company issued an aggregate of 2,425,000 shares to the shareholders of MS Digital, Inc. as consideration for the Company's acquisition of the outstanding shares of capital stock of MS Digital. The three shareholders of MS Digital were Monte Strohl, who is a director and Senior Vice President of the Company, and Jay Potts and Gary Baker, both of whom are also employees of the Company. The Company believes the issuance of the shares of Common Stock to these individuals is exempt under Section 4(2) of the Securities Act of 1933, as amended; Mr. Strohl is a director and executive officer of the Company, and Messrs. Potts and Baker are employees of the Company and had access to information needed to conduct any due diligence. The acquisition closed on August 7, 2000.

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

         The Company entered into a financing agreement with Jolson Merchant Partners Group LLC ("Jolson"), which closed on June 30, 2000, and provided immediately available funds of $650,000 on closing date and a $1,350,000 line of credit, subject to certain conditions. On the date of closing, the Company issued Series A Senior Secured Notes in the aggregate amount of $650,000 and warrants to acquire 965,000 shares of the Company's Common Stock at a price of $0.65 per share. The Company borrowed additional funds under the line of credit with Jolson on July 14, 2000, and issued additional Series A Senior Secured Notes in the aggregate amount of $700,000 and warrants to acquire 536,667 shares of Common Stock. The Company issued Series A Senior Secured Notes for the funds advanced under the facility; the notes bear interest at 10% per annum and are due on June 30, 2001. The Company may prepay the notes without penalty. The Company also issued warrants in connection with the financing; to date, the Company has issued to Jolson warrants to acquire an aggregate of 1,501,667 shares of Common Stock; the warrants are immediately exercisable and expire after three years. The strike price of the warrants is $0.65 per share.

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

         The Company believes that the issuance of the Series A Senior Secured Notes to Jolson, the exchange of the Series A Preferred Stock for Series A Senior Secured Notes and the issuance of warrants is exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended. Jolson is an institutional investor, the securities issued in exchange for the Series A Preferred Stock were issued to only four accredited investors, two of which were Jolson and an affiliate and Jolson, and all of whom had had full access to the Company's senior management to conduct any due diligence prior to acquiring the securities. In addition, the Company believes that the issuance of the 260,000 shares to Mr. Daly is exempt under Section 4(2) of the Securities Act of 1933, as amended, because Mr. Daly is an executive officer of the Company.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         The Company entered into a merger agreement with Upgrade International Corporation ("Upgrade") on September 8, 2000, pursuant to which Upgrade will acquire 100% of the Company in an all-share transaction. The merger agreement provides that each stockholder of the Company will receive one share of Upgrade common stock for each 14.3 shares of Company common stock held by such stockholder, subject to certain adjustments based on cash advances by Upgrade to the Company while the merger is pending. The acquisition is subject to the receipt of all regulatory approvals and stockholder approval.

         Mr. Robert Fishman resigned from the Company's Board of Directors on August 23, 2000. Mr. Fishman did not have any disagreement with the Company relating to the Company's operations, policies or practices.

         On October 25, 2000, Nasdaq notified the Company that Nasdaq was delisting the Company's Common Stock from the SmallCap Market due to the failure of Pathways to meet the continued listing criteria of the SmallCap Market. The Company's Common Stock now trades on the Over-The-Counter Bulletin Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               Exhibit 10.1 Agreement of Purchase and Sale of Stock entered into in connection with acquisition of SmartCard Solutions, Inc. (1)

               Exhibit 10.2 Amendment No. 1 to Agreement of Purchase and Sale of Stock (2)

               Exhibit 10.3 Agreement of Purchase and Sale of Stock entered into in connection with acquisition of MS Digital, Inc. (1)

               Exhibit 10.4 Waiver and Consent to Agreement of Purchase and Sale of Stock executed by Monte P. Strohl (2)

               Exhibit 10.5   Agreement with Hawaiian Millenium Commission (3)

               Exhibit 10.6 License Agreement with Proton World International, S.A. (4)

               Exhibit 10.7 Financing Agreement between the Company, Carey F. Daly, II, Jolson Merchant Partners Group, LLC and Harvest Opportunity Partners LP (2)

               Exhibit 10.8   First Amendment to Financing Agreement (2)

               Exhibit 10.9 Security Agreement between the Company, Jolson Merchant Partners Group LLC and Harvest Opportunity Partners LP (2)

               Exhibit 10.10 Form of Series A Senior Secured Note issued to Jolson Merchant Partners LLC and the holders of Series A Preferred Stock (2)

               Exhibit 10.11 Form of Amended and Restated Warrant (represents the warrants issued to Jolson Merchant Partners Group LLC pursuant to the Financing Agreement and the warrant issued in connection with the repricing of the warrants held by the holders of the Series A Preferred Stock)
                              (2)

               Exhibit 10.12 Pathways Midway-Cash Card System Agreement, between The Pathways Group, Inc., and Funtastic Rides Company Inc. (2) (Certain portions of this Exhibit have been omitted based upon a request for confidential treatment pursuant to Rule 24B-2 under the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the Securities and Exchange Commission)

               Exhibit 10.13 Amendment No. 1, dated February 14, 2000, to Pathways Midway Cash Card Agreement (2)

               Exhibit 10.14 Amendment No. 2, dated June 5, 2000, to Pathways Midway Cash Card Agreement (2) (Certain portions of this Exhibit have been omitted based upon a request for confidential treatment pursuant to Rule 24B-2 under the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the Securities and Exchange Commission)

               Exhibit 10.15 Amendment No. 3, Dated July 11, 2000, to Pathways Midway Cash Card Agreement (2) (Certain portions of this Exhibit have been omitted based upon a request for confidential treatment pursuant to Rule 24B-2 under the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the Securities and Exchange Commission)

               Exhibit 10.16 Agreement and Plan of Reorganization, dated September 8, 200, between Upgrade International Corporation, Upgrade Acquisition, Inc. and the Company (filed herewith)

               Exhibit 27     Financial Data Schedule (filed herewith)

      (1) Incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 2000.

      (2) Incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 2000.

      (3) Incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1999.

      (4) Incorporated herein by reference to the exhibit contained in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1999.

            (b)   Reports on Form 8-K

            The Company filed a Current Report on Form 8-K on July 13, 2000, which reported that the Company had signed a letter of intent with Upgrade International Corporation regarding the proposed merger.

            The Company filed a Current Report on Form 8-K on October 20, 2000 that filed audited and pro forma financial statements regarding the Company's acquisition of MS Digital, Inc. and Smart Card Solutions, Inc.

            The Company filed a Current Report on Form 8-K on October 27, 2000 that reported the resignation of the Company's auditors, PricewaterhouseCoopers LLP.

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

Condensed Consolidated Balance Sheets                                  F-2

Condensed Consolidated Statements of Operations                        F-3

Condensed Consolidated Statements of Cash Flows                        F-4

Notes to Condensed Consolidated Financial Statements                   F-5

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                    ASSETS
                                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                                           2000                 1999
                                                                                   ------------         ------------
Current assets:
         Cash and cash equivalents                                                 $    230,539         $    645,065
         Accounts                                                                        81,231                5,523
         Inventories                                                                    426,396              338,438
         Prepaid expenses and deposits                                                2,137,250              260,664
                                                                                   ------------         ------------
                  Total current assets                                                2,875,416            1,249,690

Restricted cash                                                                          22,000              272,000
Software, net                                                                           589,085              666,283
Property and equipment, net                                                           1,054,594            1,003,231
Software license                                                                      1,000,000            1,000,000
Deposits and other assets                                                               118,079               85,481
                                                                                   ------------         ------------

                  TOTAL ASSETS                                                     $  5,659,174         $  4,276,685
                                                                                   ============         ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Notes payable to banks, current maturities                                $  7,266,775         $    108,908
         Accounts payable                                                             1,151,781              319,646
         Accrued expenses and deferred revenue                                          301,648              552,368
         Software license fee payable                                                   700,000              700,000
                                                                                   ------------         ------------

                  TOTAL CURRENT LIABILITIES                                           9,420,204            1,680,922

Notes payable to banks, net of current maturities                                       234,931               60,781
                                                                                   ------------         ------------

                  TOTAL LIABILITIES                                                   9,655,135            1,741,703
                                                                                   ------------         ------------

Commitments and Contingencies

MANDITORILY REDEEMABLE PREFERRED STOCK
  Preferred stock, Series A mandatorily redeemable, $.01 par value;
  1,000,000 shares authorized; 300,000 shares issued and none  outstanding;
                                                                                              0            1,489,527
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;  50,000,000 shares authorized;
      18,215,062 issued and outstanding at September 30, 2000                           206,401              144,109
Common Stock Warrants from Financing                                                  1,512,651                    0
Common Stock Warrants Issued as Dividends                                                57,728                    0
Additional paid in capital                                                           31,854,496           30,639,640
Unearned compensation                                                                  (298,295)            (495,833)
Accumulated deficit                                                                 (37,328,942)         (29,242,461)
                                                                                   ------------         ------------
         TOTAL STOCKHOLDERS' EQUITY                                                  (3,995,961)           1,045,455
                                                                                   ------------         ------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  5,659,174         $  4,276,685
                                                                                   ============         ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                              2000                 1999
                                                      ------------         ------------
Sales, net                                            $     84,317         $     55,151

Direct cost of sales                                         1,596               13,790
Selling, general and administrative expenses             1,712,465            1,488,432
Research and development                                   179,656              162,462
Amortization of software                                    91,252              198,359
Depreciation                                               131,035              118,372
                                                      ------------         ------------
         Total operating expenses                        2,116,004            1,981,415
                                                      ------------         ------------

Loss from operations                                    (2,031,687)          (1,926,264)

Interest income (expense), net                            (525,960)              (2,698)
                                                      ------------         ------------

         NET LOSS                                     $ (2,557,647)        $ (1,928,962)
                                                      ============         ============

         Basic and diluted net loss per share         $      (0.14)        $      (0.15)

         Shares used in per share calculations          17,738,432           13,565,662

                                                          FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                              2000                1999
                                                      ------------         ------------
Sales, net                                            $    181,809         $    112,801


Direct cost of sales                                        69,696               24,275
Selling, general and administrative expenses             5,896,165            4,462,449
Research and development                                   645,130              514,688
Amortization of software & intangibles                     458,135              575,913
Depreciation                                               419,536              353,086
                                                      ------------         ------------
         Total operating expenses                        7,488,662            5,930,411
                                                      ------------         ------------

Loss from operations                                    (7,306,853)          (5,817,610)

Interest income (expense), net                            (571,869)              36,703
                                                      ------------         ------------
         NET LOSS                                     $ (7,878,722)        $ (5,780,907)
                                                      ============         ============

         Basic and diluted net loss per share         $      (0.49)        $      (0.43)

         Shares used in per share calculations          16,238,016           13,565,662

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                                                            2000                1999
                                                                                     -----------         -----------
Cash flows from operating activities:
         Net loss                                                                    $(7,878,722)        $(5,780,907)
Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation                                                           419,536             353,086
                  Amortization of software                                               452,545             575,913
                          Amortization of intangibles                                     61,798                   0
                          Amortization of non-cash prepaid loan interest/fees            269,536                   0
                  Amortization of unearned compensation                                  110,038
                  Effects of changes in operating assets and liabilities:
                           Accounts receivable                                           (75,708)            (18,108)
                           Inventories                                                  (187,958)            (58,942)
                           Prepaid expenses and deposits                                (580,883)            102,119
                           Accounts payable                                              818,422             302,442
                           Accrued expenses                                             (250,721)           (630,580)
                                                                                     -----------         -----------
                  Net cash used in operating activities                               (6,842,117)         (5,154,977)
                                                                                     -----------         -----------

Cash flows from investing activities:
         Capital expenditures                                                           (470,899)           (282,868)
         Capitalized software development costs                                         (375,347)           (172,416)
         Restricted Cash                                                                 250,000             (50,000)
             Software license                                                                               (300,000)
         Other assets                                                                     11,812             (16,136)
                                                                                     -----------         -----------

                  Net cash used in investing activities                                 (584,434)           (821,420)
                                                                                     -----------         -----------

Cash flows from financing activities:
         Proceeds from issuing common stock                                            2,647,625                   0
             Proceeds from issuing preferred stock                                             0           2,946,863
             Proceeds from long term financing                                            53,455                   0
             Proceeds from short term financing                                          314,171                   0
         Proceeds from stockholder loans                                                 360,000                   0
          Proceeds from series A senior secured notes                                  3,730,000                   0
         Principal payments on notes payable to banks                                    (93,226)           (312,640)
                                                                                     -----------         -----------

                  Net cash used in financing activities                                7,012,025           2,634,223
                                                                                     -----------         -----------

Decrease in cash and cash equivalents                                                   (414,526)         (3,342,174)
Cash and cash equivalents, beginning of year                                             645,065           4,628,544
                                                                                     -----------         -----------

Cash and cash equivalents, end of period                                             $   230,539         $ 1,286,370
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the periods ended September 30, 2000 and 1999 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its annual report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

      The Company also executed a merger agreement on September 8, 2000, with Upgrade International Corporation ("Upgrade") (Symbol: UPGD) pursuant to which Upgrade will acquire 100% of the Company in an all-share transaction. This agreement provides that the Company and Upgrade are to agree on an interim debt financing plan. The funds advanced from Upgrade will increase the conversion ratio by which the Common Stock of Pathways will be converted into common stock of Upgrade. Should the merger fail to close, the funds advanced by Upgrade will remain as debt that will rank PARI PASSU with the funds borrowed from Jolson. Through November 10, 2000, Upgrade has advanced an aggregate of $2,230,000 to the Company.

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

3.    INVENTORIES

            Inventories consisted of the following:

                                               SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                               ------------------      -----------------
Smart cards and related packaging                        $ 74,149               $ 74,705
Smart card terminals and computer hardware                 72,047                 72,840
Assembled unattended kiosks and components                280,200                190,893
                                                         --------               --------
                                                         $426,396               $338,438
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

      It is reasonably possible that the estimates of anticipated future gross revenues and the remaining estimated economic lives used to calculate depreciation and amortization of the Company's long lived assets and software and license may be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs ($589,085) may be reduced entirely in the near term. In addition, the carrying amount of long-lived assets may be reduced materially in the near term.

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

      In August 2000, the Company closed an agreement to purchase MS Digital, Inc. The acquisition was a stock-for-stock transaction in which the Company issued 2,425,000 shares of Common Stock to the shareholders of MS Digital. The Company issued 1,200,000 shares at $1.25 per share and the remaining 1,225,000 shares at $1.22 per share.

6.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                FOR THE              FOR THE
                                                                           NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                                  2000                 1999
                                                                               -----------          -----------
         Cash paid for interest                                                $   139,864          $    26,576

          Non-cash transactions:
             Accretion of mandatorily redeemable preferred stock                   292,494                    0
             Additional accretion of mandatorily redeemable preferred
               stock in connection with exchange for series A senior
               secured notes                                                     1,292,979                    0
            Amortization of unearned compensation                                  110,040                    0
            Reversal of unearned compensation                                       87,500                    0
            Dividends in kind shares on Series A Preferred Stock                   150,000                    0
            Issuance of common stock warrants in connection with
              preferred stock dividends                                             57,758                    0
            Issuance of common stock warrants in connection with
              exchange of mandatorily redeemable preferred stock
              for series A senior secured notes                                  1,512,621                    0
            Issuance of common stock for purchasing MS Digital                   1,673,250                    0
            Issuance of common stock for purchasing SmartCard
              Solutions                                                          1,482,000                    0
            Exchange of stockholder loan for common stock                          260,000                    0
            Interest on fees payable for common stock subscription
             Service                                                                13,712                    0
            Discounts recorded on preferred stock                                        0           (1,445,244)
            Value of warrants issued for investment banking fee                          0             (253,681)

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

      A reconciliation of net loss used in the calculation of basic and diluted net loss per share is as follows:

                                                         Three months       Three months       Nine months        Nine months
                                                            ended              ended              ended             ended
                                                         September 30,      September 30,      September 30,      September 30,
                                                             2000               1999               2000              1999
                                                         ------------       ------------       ------------       ------------
Net loss                                                 $ (2,557,647)      $ (1,928,962)      $ (7,878,722)      $ (5,780,907)
Accretion of mandatorily redeemable preferred stock                 0            (39,711)          (292,494)           (39,711)
Preferred stock dividends in kind                                   0                  0           (150,000)                 0
Preferred Stock dividends - warrants                                0                  0            (57,758)                 0
Preferred Stock Dividend - conversion from                          0                  0         (1,292,979)                 0
preferred stock to debt
Net loss for common stock                                $ (2,557,647)      $ (1,968,673)      $ (9,671,953)      $ (5,820,618)
Weighted average shares of common stock
  outstanding (shares used in computing basic and
  diluted net loss per share)                              17,738,432         13,565,662         16,238,016         13,565,662
Basic and diluted net loss per share                     $      (0.14)      $      (0.15)      $      (0.60)      $      (0.43)

9.    SOFTWARE LICENSE AGREEMENT

      In May 1999, the Company entered into a License Agreement (the "Proton Agreement") with Proton World International S.A. As of September 30, 2000 licensing fees of $1,000,000 have been capitalized as Software License in the balance sheet. This amount include $925,000 of license fees and $75,000 of implied maintenance fees. Of this $1,000,000, $300,000 was due and paid at the time of the signing of the agreement. The remaining balance of the licensing fees are payable upon the initiation of a pilot project and upon the rollout of the project as defined in the Proton Agreement. The term of the Proton Agreement is 10 years, and automatically renews for successive periods of five years. The Pilot Launch of the Licensee System was to occur by May, 2000, but is still in progress. In the event that Proton is unable to complete the Pilot Launch, the Company's deposit of $300,000 is refundable, and the Company will not be obligated for additional payments to Proton. The Roll-Out Launch is to occur 12 months after the occurrence of the Pilot Launch.

      The Company's amortization of the $925,000 license fees will be the greater of the straight-line amortization over 2 years, or $0.37 per smart card sold. The amortization of the implied maintenance fees will be straight line over a 6-month period. There was no amortization expense recorded for the nine months ending September 30, 2000, as the testing and acceptance of the system had not been completed and the underlying system had not been placed into service.

10.   ACQUISITIONS

      The Company recently signed an agreement to acquire SmartCard Solutions, Inc., a privately held technology services company based in Aspen, Colorado, in a stock-for-stock transaction. The agreement was signed in April 2000 and closed on August 21, 2000.

      In April 2000, the Company signed an agreement to purchase MS Digital, Inc., a privately held corporation based in Washington that specializes in customized multi-media communications systems. The agreement was signed in April 2000 and closed on August 7, 2000.

11.   SUBSEQUENT EVENT

      In September, 2000, Upgrade International Corporation ("Upgrade") signed a merger agreement with Pathways to acquire 100% of Pathways in an all share transaction. The merger agreement provides that the stockholders of Pathways receive one share of Upgrade for each 14.3 shares of Pathways held by such stockholder, subject to adjustment based on the amount of funds advanced by Upgrade to the Company while the merger is pending. The acquisition is subject to regulatory approval and shareholder approval.

                                   SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE PATHWAYS GROUP, INC.



                                     By  /s/ Carey F. Daly, II
                                         ---------------------------------------
                                         Carey F. Daly, II
                                         President, Chief Executive Officer
                                         and Chairman

Date:  November 14, 2000